Form 10QSB
period 2004-03-31
FINANCIAL TELECOM LIMITED USA INC
filed 2004-08-20
CIK 1288195

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Act Of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                       Commission file number: 000-50760.

                      FINANCIAL TELECOM LIMITED (USA), INC.
       ------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                         58-2670972
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employee Identification No.)
incorporation or organization)

    308, Hang Bong Commercial Center, 28 Shanghai Street, Kowloon, Hong Kong
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                  852 2868 0668
                                 --------------
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [] No [x]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock: $0.001 par value: 15,100,000 shares outstanding as of August 10, 2004 (latest practicable date).

                      FINANCIAL TELECOM LIMITED (USA), INC.
                                   FORM 10-QSB
                                      INDEX

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements and Condensed Notes - Quarter
              Ended March 31, 2004                                             1

Item 2.     Management's Discussion and Analysis or Plan of Operation          6

Item 3.     Controls and Procedures                                            9

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                 10

Item 2.     Changes in Securities and Use of Proceeds                         10

Item 3.     Default Upon Senior Securities                                    10

Item 4.     Submission of Matters to a Vote of Security Holders               11

Item 5.     Other Information                                                 11

Item 6.     Exhibits and Reports on Form 8-K                                  11

            Signatures                                                        11

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

                         FINANCIAL TELECOM LIMITED (USA), INC.
                          INTERIM CONSOLIDATED BALANCE SHEET
                           AS OF MARCH 31, 2004 (UNAUDITED)
                           --------------------------------
(STATED IN U.S. DOLLARS)
ASSETS
------
Current assets
   Cash and cash equivalents                                              $     3,253
   Trade receivables                                                           22,187
   Prepayments and other current assets                                        14,450
                                                                          ------------
Total current assets                                                           39,890

Fixed assets, net                                                               5,222
                                                                          ------------
TOTAL ASSETS                                                              $    45,112
                                                                          ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------
Current liabilities
   Trade payables and accrued liabilities                                 $   476,592
   Deferred revenue                                                            40,464
   Due to related parties                                                     780,571
                                                                          ------------
Total current liabilities                                                   1,297,627

Minority interest                                                             (84,444)

Stockholders' deficiency
      Common stock: $0.001 par value; 500,000,000 shares authorized and issued and outstanding shares - 2004:15,100,000;
      Common stock                                                             15,100
      Additional paid-in capital                                            1,770,202
      Accumulated deficit                                                  (2,953,373)
                                                                          ------------
Total stockholders' deficiency                                             (1,168,071)
                                                                          ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                            $    45,112
                                                                          ============

(SEE CONDENSED NOTES TO THE FINANCIAL STATEMENTS.)

                                          1

                      FINANCIAL TELECOM LIMITED (USA), INC.
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)

(Stated in U.S. Dollars)                               2004           2003
                                                   -------------   -------------

Net Sales                                          $     76,511    $     90,074

Costs of sales                                           73,440          74,693
                                                   -------------   -------------

Gross profit                                              3,071          15,381

Operating expenses
   General and administrative expenses                   71,373          89,791
                                                   -------------   -------------

Operating (loss)                                        (68,302)        (74,410)

Other income (expense)
   Interest expense                                     (10,152)         (9,296)
                                                   -------------   -------------
Total other (expense)                                   (10,152)         (9,296)
                                                   -------------   -------------

Net (loss) before minority interest and taxes           (78,454)        (83,706)

Minority interest                                       (31,663)             --

Provision for income taxes                                   --              --
                                                   -------------   -------------

Net (loss)                                             (110,117)        (83,706)
                                                   =============   =============

Basic and diluted (loss) per share                       (0.007)        (0.009)
                                                   =============   =============

Weighted average shares outstanding                  15,100,000       8,484,339
                                                   =============   =============

(SEE CONDENSED NOTES TO THE FINANCIAL STATEMENTS.)


                       FINANCIAL TELECOM LIMITED (USA), INC.
                   INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)

(STATED IN U.S. DOLLARS)                                       2004         2003
                                                            ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                  $(110,117)   $ (83,706)
      Adjustments to reconcile net loss to net cash flows
         used in operating activities
      Depreciation                                              1,932        2,340
      Minority interest                                        31,663           --
    Changes in assets and liabilities
      Decrease (increase) in trade receivables                  3,698      (73,078)
      Decrease (increase) in other current assets             (14,034)     (51,737)
      Increase (decrease) in trade payables                    32,480      136,018
      Increase (decrease) in deferred revenue                   1,160       (1,664)
                                                            ----------   ----------
Net cash flows (used in) operating activities                 (53,218)     (71,827)

CASH FLOWS FROM INVESTING ACTIVITIES
           Purchases of fixed assets                               --         (321)
                                                            ----------   ----------

Net cash flows (used in) investing activities                      --         (321)
                                                            ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Advances from (repayments to) related parties               22,147      (45,855)
   Advance from former shareholders                             6,214      120,156
   (Repayments to) director                                    (1,058)      (2,744)
   Repayments to minority shareholder                         (23,077)          --
                                                            ----------   ----------
Net cash flows provided by financing activities                 4,226       71,557
                                                            ----------   ----------

(DECREASE) IN CASH AND CASH EQUIVALENTS                       (48,992)        (591)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              $  52,245    $   3,825
                                                            ----------   ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $   3,253    $   3,234
                                                            ==========   ==========

CASH PAID FOR:
   Interest                                                 $  10,152    $   9,296
                                                            ==========   ==========
(SEE CONDENSED NOTES TO FINANCIAL STATEMENTS.)

                                         3

                      FINANCIAL TELECOM LIMITED (USA), INC.
           CONDENSED NOTES - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These condensed financial statements and accompanying notes should be read in conjunction with the Company's annual financial statements and the notes thereto for the years ended December 31, 2003 and 2002, included in its Annual Report on Form 10-SB12G, as amended, filed with the Securities and Exchange Commission.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has a negative working capital and a significant accumulated deficit resulting in a net stockholders' deficiency. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. To meet these objectives, certain directors have agreed to provide adequate funds for the Company to meet its obligations as they become due. The Company may, subsequent to its spin-off, also seek additional equity and raise funds through private or public equity investment in order to support existing operations and expand the range and scope of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all. Should the Company be unable to continue as a going concern, it may have to cease its operations. Management believes that actions presently taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time.

NOTE 2 - RELATED PARTY TRANSACTIONS
-----------------------------------

AMOUNTS DUE TO RELATED PARTIES CONSISTED OF THE FOLLOWING AT MARCH 31, 2004:

AMOUNTS DUE TO RELATED PARTIES:
   Due to related companies                        [1]            102,766
   Due to directors                                [1]              5,673
   Due to former shareholders                      [2]            672,132
                                                         -----------------
                                                                  780,571
                                                         =================

[1] The amounts were unsecured, interest-free and have no fixed terms of repayment.

[2] The loans are unsecured and have no fixed terms of repayment. Interest is charged on the outstanding balances at prime plus 3% per annum for the interest-bearing portion. These former shareholders have one-year options, expiring on September 1, 2004, to either (i) purchase a proportionate number of new shares of FTL common stock or (ii) the option of converting amounts owed to them in lieu of purchasing a proportionate number of new shares. Each has a one-year option to convert a proportionate amount of its amounts due from the Company's wholly-owned subsidiary, Financial Telecom Limited (FTL HK) of the issued and outstanding shares of the Company.

THE FOLLOWING IS A SUMMARY OF SIGNIFICANT RELATED PARTY PURCHASE TRANSACTIONS, WHICH WERE CARRIED OUT IN THE NORMAL COURSE OF THE COMPANY'S BUSINESS DURING THE THREE MONTHS ENDED MARCH 31:

                                                       2004             2003
                                                   -------------   -------------

  Loan interest expense                      [1]    $   10,152      $   9,296
  Rental charge for leased office space                  8,912         12,779

[1] Bowland International Limited is a former shareholder of the Company. Loan interest was charged at prime rate plus 3% per annum.

NOTE 3 - EARNINGS PER SHARE
---------------------------

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding and diluted earnings (loss) per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Earnings (loss) per share are calculated by dividing the net profit
(loss) for the period by the weighted average shares outstanding during the period. All loss per share amounts in these financial statements are basic loss per share as defined by SFAS No. 128, "Earnings Per Share." Diluted weighted average shares outstanding exclude the potential common shares from options because to do so would be antidilutive.

NOTE 4 - SUBSEQUENT EVENTS
--------------------------

As of the date of this report, the Company has received clearance notification from the United States Securities and Exchange Commission on its Registration Statement filed on June 22, 2004 Form 10-SB12G, as amended, filed with the Securities and Exchange Commission. The Company is proceeding with the application for trading at the OTCBB.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION
Management's discussion and analysis of results of operations and financial condition ("MD&A") is provided as a supplement to the accompanying financial statements and footnotes to help provide an understanding of the Company's financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

         o CAUTION CONCERNING FORWARD-LOOKING STATEMENTS AND RISK FACTORS. This section discusses how certain forward-looking statements made by the Company throughout the MD&A and in the financial statements are based on our present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.
         o OVERVIEW. This section provides a general description of the Company's business, as well as recent developments that we believe are important in understanding the results of operations and to anticipate future trends in those operations.
         o RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the quarter ended March 31, 2004 compared to the results of the quarter ended March 31, 2003. A brief description is provided of transactions and events, including related party transactions that impact the comparability of the results being analyzed.
         o LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of and for the quarter ended March 31, 2004 and March 31, 2003.
         o CRITICAL ACCOUNTING POLICIES. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS/RISK FACTORS

The following discussion should be read in conjunction with the Company's financial statements and the notes thereto and the other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected due to a number of factors beyond our control. The Company does not undertake to publicly update or revise any of its forward-looking statements even if experience or future changes show that the indicated results or events will not be realized. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. You are also urged to carefully review and consider our discussions regarding the various factors, which affect our business, included in this section and elsewhere in this report.

Factors that might cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements include, among other things: (i) the impact of competitive products; (ii) changes in law and regulations; (iii) limitations on future financing; (iv) increases in the cost of borrowings and unavailability of debt or equity capital; (v) the inability of the Company to gain and/or hold market share; (vi) managing and maintaining growth; (vii) customer demands; (viii) market and industry conditions, (ix) the success of product development and new product introductions into the marketplace; (x) the departure of key members of management; as well as other risks and uncertainties that are described from time to time in the Company's filings with the Securities and Exchange Commission.

OVERVIEW

The Company's wholly-owned subsidiary, Financial Telecom Limited (FTL HK), was established in 1983 by a group of professionals in the financial service industry. It was the first company in Hong Kong to provide real-time financial information services using a wireless network for the dissemination of data. The Company, through FTL HK, generates revenue through the provision of online financial information services and the sale of well-known technical analysis software and related Internet and telephone services. Through partnership with other financial information related companies, the Company is undertaking efforts to expand its client base both for institutional and individual users, and also for China and overseas markets.

With the recession in Hong Kong and the depressed stock market, we have suffered a significant drop in revenue in the last two years. The situation was further aggravated by the outbreak of sudden acute respiratory syndrome (SARS) in the first of half of 2003. We have also suffered a drop in revenue due to the suspension of our financial paging service in the first quarter of 2002. Fortunately, the Hong Kong economy has shown certain signals of recovery, which we believe will provide us with the opportunity to expand our business. The impressive economic growth in China also attracts the attention of international investors. Through developing new service integration and products, we hope to achieve profitability for our future businesses.

RESULTS OF OPERATIONS
---------------------

COMPARISON OF THE QUARTER ENDED MARCH 31, 2004 AND MARCH 31, 2003

During 2003, we suffered from an economic slump caused by SARS, which resulted in declines in revenue and net income. In the first quarter of 2004, we continued our strategy to maintain low operating expenses by maintaining minimal staff, out-sourcing jobs when required and reducing marketing expenses and consolidating various professional services and data sources.

NET SALES AND COST OF SALES. We recorded net sales of $76,511 in the first quarter of 2004, a decrease of 15% as compared to $90,074 in the same period in 2003. Net sales in the first quarter of 2004 consisted primarily of real-time financial data services, rental of equipment and consultancy fee income. The demand for our financial data service is closely related to the local stock market activities. The decrease in service income reflected the deteriorated economic situation in Hong Kong after the outbreak of SARS in 2003.

Cost of sales includes cost of capacity associated with the acquisition of data-feed from various data sources (including the Honk Kong Stock Exchange, the Future Exchange of Hong Kong, Bank of China and various international data vendors) and communication network rental necessary to provide real-time broadcasting and on-demand multimedia content delivery services via different connection topology. The company's cost structure is relatively inelastic. Most of the cost items, such as exchange data fee and network charges, are fixed in nature.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") decreased as a result of our continual effort to maintain low overheads. SG&A is expected to increase in subsequent quarters due to the expected higher professional and consultancy fee expenses incurred in connection with our filing requirements with the Securities and Exchange Commission and other fees incurred related to the spin-off from our parent corporation, The Hartcourt Companies, Inc., a publicly traded company on the Over-the-counter Bulletin Board.

INTEREST EXPENSE. Interest expense represents payment of interest on loans from FTL HK's former shareholders and related parties. The higher interest was a result of the increase in such interest-bearing loans.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Our principal capital requirements during the first quarter of 2004 were to satisfy ordinary operating expenditures. We plan to actively seek funding sources once we are spun-off from our parent company, The Harcourt Companies, Inc. We plan to approach funding sources such as lenders interested in lending funds to the Company to meet our working capital requirements and investors interested in purchasing our common stock. We have no commitments for any such funding and there are no assurances that any will be secured on terms acceptable to the Company.

As shown in the accompanying financial statements, we incurred a net loss of $110,117 for the three months ended March 31, 2004. In addition, our cash flows from operations were inadequate to meet our monthly expenses. Our ability to continue as a going concern depends on the continued financial support from related parties including former shareholders and the success of our plan to seek funding sources once we are spun-off.

Our operations are primarily financed by advances from related parties and former shareholders, and will likely remain as the major source of financing until the completion of the spin-off, which will then allow us to more aggressively seek new funds through the issuance of our common stock. There is no assurance, however, that we will be successful in this.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

Our discussion and analysis or plan of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

REVENUE RECOGNITION

Revenue is recognized when the following criteria are met: persuasive evidence that an arrangement exists; delivery has occurred or services have been rendered; the price to the customer is fixed or determinable; and collectability is reasonably assured. If all of the above criteria have been met, revenues are principally recognized. Amounts received from customers in advance of revenue recognition are deferred and classified on the balance sheet as "deferred revenue."

TRADE RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

We present trade receivables, net of allowances for doubtful accounts and returns, to ensure accounts receivable are not overstated due to uncollectibility. The allowances are calculated based on detailed review of certain individual customer accounts, historical rates and an estimation of the overall economic conditions affecting our customer base. We review a customer's credit history before extending credit. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. There are currently no allowances for doubtful accounts as of June 30, 2004, as management does not deem any of the accounts are uncollectible.

INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS" No. 109), "Accounting for Income Taxes," whereby deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary, to reduce deferred income tax assets to the amount expected to be realized.

ITEM 3.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including our principal executive officer and the principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, the Company's principal executive officer and principal financial officer concluded as of the Evaluation Date, that the Company's disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidating subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II.          OTHER INFORMATION

Item 1. Legal Proceedings.

As of August 9, 2004, neither the Company nor FTL HK is a party to any material legal proceedings.

The Company's parent corporation, Hartcourt, is subject to pending litigation. In Securities and Exchange Commission v. The Hartcourt Companies, Inc., et al., United States District Court for the Central District of California Case No. CV03-3698LGB (PLAx), the Securities and Exchange Commission filed a complaint against Hartcourt for alleged securities violations. The complaint alleges that Hartcourt illegally used an S-8 registration statement in 1999 to improperly raise capital, and that false and misleading press releases were issued by Hartcourt from September 9, 1999 through November 18, 1999. The SEC is seeking disgorgement from Hartcourt of approximately $800,000, civil penalties and interest, as well as an injunction against future securities law violations. Court-ordered mediation took place on April 22, 2004. All of the defendants requested that the Judge order another session of mediation and order the SEC to send an individual to mediation with the power to settle the case. The mediation did not achieve any settlement or resolution to the case. A post-mediation status conference took place on June 1, 2004. The Court set a trial date for March 29, 2005. John Furutani, legal counsel to Hartcourt and a director of the Company, was subject to a separate private investigation by the SEC into trading in the securities of Hartcourt. According to a public statement issued by the SEC, the SEC served an administrative subpoena on Mr. Furutani seeking documents and testimony in connection with its inquiry into, among other things, whether Mr. Furutani sold Hartcourt securities while in possession of material nonpublic information consisting of the SEC's intention to file a complaint against Hartcourt in the above-described civil action. Mr. Furutani withheld the documents requested under the subpoena on the grounds that they were protected by the attorney-client and attorney work-product privileges.
In March 2004, the SEC filed an application in district court for an order to enforce the investigative subpoena. Securities and Exchange Commission v. John
A. Furutani, Civil Action No. CV 04-1775-GAF (MANx) (C.D. Cal.). The district court found that Mr. Furutani failed to demonstrate that the attorney-client privilege and attorney work-product doctrine protected the documents and testimony sought by the SEC and granted the SEC's application, ordering Mr. Furutani to produce documents on April 26, 2004 and to provide sworn testimony on May 3, 2004. Mr. Furutani subsequently produced documents and his deposition took place on May 3 and May 11, 2004. The SEC filed a notice of substantial compliance on June 9, 2004. On June 11, 2004, the district court issued a civil minutes-general stating that in light of the SEC's notice of substantial compliance with the administrative subpoena, the court no longer needed to retain jurisdiction over the case and considered the case closed.
Item 2.  Changes In Securities.

            None.

Item 3.  Defaults Upon Senior Securities.

            None.

Item 4.  Submission Of Matters To A Vote Of Security Holders.

            None.

Item 5.  Other Information.

            None.

Item 6.  Exhibits And Reports On Form 8-K

(a) See index to exhibits.
(b) No 8-K's were filed during the quarter ended March 31, 2004.

INDEX TO AND DESCRIPTION OF EXHIBITS

Exhibit Number    Description of Document
-------------------    -----------------------

2.1*     Articles of Incorporation of Financial Telecom Limited (USA), Inc.

2.2*     Amended and Restated Bylaws of Financial Telecom Limited (USA), Inc.

2.3* Agreement between Hong Kong Futures Exchange Limited and Financial Telecom Limited

2.4* Market Service Datafeed Agreement between Stock Exchange Information Services Limited and Financial Telecom Limited

(* Filed with initial Registration Statement on Form 10-SB (File No. 000-50760) dated May 13, 2004.)

31 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FINANCIAL TELECOM LIMITED (USA), INC.

                                           By: /s/ Stephen Tang
                                               ---------------------------------
                                               Stephen Tang, President

Date: August 16, 2004