Form 10QSB
period 2004-06-30
FINANCIAL TELECOM LIMITED USA INC
filed 2004-08-20
CIK 1288195

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Act Of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock: $0.001 par value: 15,100,000 shares outstanding as of August 10, 2004 (latest practicable date).

                      FINANCIAL TELECOM LIMITED (USA), INC.
                                   FORM 10-QSB
                                      INDEX

                                                                            Page
                                                                            ----
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements and Condensed Notes -
               Quarter Ended June 30, 2004                                     1

Item 2.     Management's Discussion and Analysis or Plan of Operation          6

Item 3.     Controls and Procedures                                            9

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                 10

Item 2.     Changes in Securities and Use of Proceeds                         10

Item 3.     Default Upon Senior Securities                                    10

Item 4.     Submission of Matters to a Vote of Security Holders               11

Item 5.     Other Information                                                 11

Item 6.     Exhibits and Reports on Form 8-K                                  11

            Signatures                                                        11

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

                      FINANCIAL TELECOM LIMITED (USA), INC.
                       INTERIM CONSOLIDATED BALANCE SHEETS
                         AS OF JUNE 30, 2004 (UNAUDITED)
                         -------------------------------

(STATED IN U.S. DOLLARS)
ASSETS                                                                  2004
------                                                              ------------
Current assets
   Cash and cash equivalents                                        $    13,630
   Trade receivables                                                     20,227
   Prepayments and other current assets                                  16,889
                                                                    ------------
Total current assets                                                     50,746

Fixed assets, net                                                         3,489
                                                                    ------------
TOTAL ASSETS                                                        $    54,235
                                                                    ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------
Current liabilities
   Trade payables and accrued liabilities                           $   481,123
   Deferred revenue                                                      41,806
   Due to related parties                                               844,537
                                                                    ------------
Total current liabilities                                             1,367,466

Minority interest                                                       (84,530)

Stockholders' deficiency
      Common stock: $0.001 par value; 500,000,000 shares
        authorized and issued and outstanding shares: 15,100,000
      Common stock                                                       15,100
      Additional paid-in capital                                      1,770,202
      Accumulated deficit                                            (3,014,003)
                                                                    ------------
Total stockholders' deficiency                                       (1,228,701)
                                                                    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      $    54,235
                                                                    ============

(SEE CONDENSED NOTES TO THE FINANCIAL STATEMENTS.)


                                        FINANCIAL TELECOM LIMITED (USA), INC.
                                    INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (UNAUDITED)

                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                  JUNE 30,                       JUNE 30,
                                                                  --------                       --------
                                                            2004            2003           2004             2003
                                                       -------------   -------------   -------------   -------------

Net sales                                              $     73,299    $     83,917    $    149,810    $    173,991
Costs of sales                                               79,311          73,303         152,751         147,996
                                                       -------------   -------------   -------------   -------------
Gross profit (loss)                                          (6,012)         10,614          (2,941)         25,995
                                                       -------------   -------------   -------------   -------------

Operating Expenses
        Selling, General and Administrative                  44,381         107,172         115,755         196,963
                                                       -------------   -------------   -------------   -------------

Operating (loss)                                            (50,393)        (96,558)       (118,696)       (170,968)

Other Income (Expense)
        Other income                                             33          67,264              33          67,264
        Interest expense                                    (10,355)         (9,586)        (20,507)        (18,882)
                                                       -------------   -------------   -------------   -------------
Total other income (expense)                                (10,322)         57,678         (20,474)         48,382
                                                       -------------   -------------   -------------   -------------

Net (loss) before minority interest and taxes               (60,715)        (38,880)        (139,170)      (122,586)

Minority interest                                                86              --         (31,577)             --

Provision for Income Taxes                                       --              --              --              --
                                                       -------------   -------------   -------------   -------------

Net (loss)                                             $    (60,629)   $    (38,880)    $   (170,747)   $  (122,586)
                                                       =============   =============   =============   =============

Basic and diluted (loss) per share                     $     (0.004)   $     (0.005)    $      (0.01)   $    (0.014)
                                                       =============   =============   =============   =============
Weighted average shares outstanding                      15,100,000       8,484,339      15,100,000       8,484,339
                                                       =============   =============   =============   =============

(SEE CONDENSED NOTES TO THE FINANCIAL STATEMENTS.)

                                                         2


                       FINANCIAL TELECOM LIMITED (USA), INC.
                   INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003(UNAUDITED)

(STATED IN U.S. DOLLARS)                                       2004         2003
                                                            ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net (loss)                                                  $(170,747)   $(122,586)
      Adjustments to reconcile net loss to net cash flows
        provided by (used in) operating activities
      Depreciation                                              3,665        4,011
      Minority interest                                        31,577           --
   Changes in assets and liabilities
      Decrease (increase) in trade receivables                  5,658      (73,131)
      (Increase) in other current assets                      (16,473)     (57,914)
      Increase in trade payables                               37,011       84,893
      Increase in deferred revenue                              2,502        5,636
                                                            ----------   ----------
Net cash flows (used in) operating activities                (106,807)    (159,091)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of fixed assets                                      --         (321)
                                                            ----------   ----------
Net cash flows (used in) investing activities                      --         (321)

CASH FLOWS FROM FINANCING ACTIVITIES
   Advances from (repayments to) related parties               61,651       19,993
   (Repayments to) director                                    (1,154)      (2,744)
   Advance from former shareholders                            30,772      140,688
   Repayments to minority shareholders                        (23,077)          --
                                                            ----------   ----------
Net cash flows provided by financing activities                68,192      157,937
                                                            ----------   ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (38,615)      (1,475)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 52,245        3,825
                                                            ----------   ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       13,630        2,350
                                                            ==========   ==========

CASH PAID FOR:
   Interest                                                    20,507       18,882
                                                            ==========   ==========
   Income taxes                                                    --           --
                                                            ==========   ==========

(SEE CONDENSED NOTES TO THE FINANCIAL STATEMENTS.)

                                         3

                      FINANCIAL TELECOM LIMITED (USA), INC.
           CONDENSED NOTES - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2004

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has a negative working capital and a significant accumulated deficit resulting in a net stockholders' deficiency. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. To meet these objectives, certain directors have agreed to provide adequate funds for the Company to meet its obligations as they become due. The Company may, subsequent to its spin-off, also seek additional equity and raise funds through private or public equity investment in order to support existing operations and expand the range and scope of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all. Should the Company be unable to continue as a going concern, it may have to cease its operations. Management believes that actions presently taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time.

NOTE 2 - RELATED PARTY TRANSACTIONS
-----------------------------------

AMOUNTS DUE FROM / TO RELATED PARTIES ARE UNSECURED, SOME ARE INTEREST-BEARING, HAVE NO FIXED TERMS OF REPAYMENT, AND CONSISTED OF THE FOLLOWING:

AMOUNTS DUE TO RELATED PARTIES:
   Due to related companies                        [1]            142,270
   Due to directors                                [1]              5,577
   Due to former shareholders                      [2]            696,690
                                                         -----------------
                                                                  844,537
                                                         =================

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

THE FOLLOWING IS A SUMMARY OF SIGNIFICANT RELATED PARTY PURCHASE TRANSACTIONS, WHICH WERE CARRIED OUT IN THE NORMAL COURSE OF THE COMPANY'S BUSINESS DURING THE THREE MONTHS ENDED JUNE 30:

                                                           2004       2003
                                                           ----       ----
  Loan interest expense                        [1]        10,355      9,586
  Rental charge for leased office space                    8,553      9,336

[1] Bowland International Limited is a former shareholder of the Company. Loan interest was charged at prime rate plus 3% per annum.

NOTE 3 - EARNINGS PER SHARE
---------------------------

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding and diluted earnings (loss)per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Earnings (loss) per share are calculated by dividing the net profit
(loss) for the period by the weighted average shares outstanding during the period. All loss per share amounts in these financial statements are basic loss per share as defined by SFAS No. 128, "Earnings Per Share." Diluted weighted average shares outstanding exclude the potential common shares from options because to do so would be antidilutive.

NOTE 4 - SUBSEQUENT EVENTS
--------------------------

As of the date of this report, the Company has received clearance notification from the United States Securities and Exchange Commission on the Form 10-SB12G, as amended, filed on June 22, 2004 with the Securities and Exchange Commission by the Company. The Company is proceeding with the application for trading at the OTCBB.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION

Management's discussion and analysis of results of operations and financial condition ("MD&A") is provided as a supplement to the accompanying financial statements and footnotes to help provide an understanding of the Company's financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

         o CAUTION CONCERNING FORWARD-LOOKING STATEMENTS AND RISK FACTORS. This section discusses how certain forward-looking statements made by the Company throughout the MD&A and in the financial statements are based on our present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.
         o OVERVIEW. This section provides a general description of the Company's business, as well as recent developments that we believe are important in understanding the results of operations and to anticipate future trends in those operations.
         o RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the quarter ended June 30, 2004 compared to the results of the quarter ended June 30, 2003. A brief description is provided of transactions and events, including related party transactions that impact the comparability of the results being analyzed.
         o LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of and for the quarter ended June 30, 2004 and June 30, 2003.
         o CRITICAL ACCOUNTING POLICIES. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

With the recession in Hong Kong and the depressed stock market, FTL HK has suffered a significant drop in revenue in the last two years. The situation was further aggravated by the outbreak of sudden acute respiratory syndrome (SARS) in the first of half of 2003. FTL HK has also suffered a drop in revenue due to the suspension of our financial paging service in the first quarter of 2002. Fortunately, the Hong Kong economy has shown certain signals of recovery, which FTL HK believes will provide us with the opportunity to expand our business. The impressive economic growth in China also attracts the attention of international investors. Through developing new service integration and products, FTL hopes to achieve profitability for its future businesses.

RESULTS OF OPERATIONS
---------------------

COMPARISON OF THE QUARTER ENDED JUNE 30, 2004 AND JUNE 30, 2003

During 2003, we suffered from an economic slump caused by SARS, which resulted in declines in revenue and net income. In the second quarter of 2004, FTL HK continued our strategy to maintain low operating expenses by keeping a low head count, out sourcing jobs when required and reducing marketing expenses and consolidating various professional services and data sources.

NET SALES AND COST OF SALES. We recorded net sales of $73,299 in the second quarter of 2004, a decrease of 13% as compared to $83,917 in the same period in 2003. Net sales in the second quarter of 2004 consisted primarily of real-time financial data services, rental of equipment and consultancy fee income. The demand for FTL HK's financial data service is closely related to the local stock market activities. The decrease in service income reflected the continuous deterioration of the general economic situation in Hongkong after the outbreak of SARS in 2003.

Cost of sales included cost of capacity associated with the acquisition of data-feed from various data sources (including the Honk Kong Stock Exchange, the Future Exchange of Hong Kong, Bank of China and various international data vendors) and communication network rental necessary to provide real-time broadcasting and on-demand multimedia content delivery services via different connection topology. Cost of sales for the second quarter of 2004 was $79,311 as compared to $73,303 for the same period in 2003. The Company's cost structure is relatively inelastic. Most of the cost items, such as exchange data fee and network charges, are fixed in nature.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") amounted to $44,381 for the second quarter of 2004 compared to $107,172 for the same period in 2003, a decrease of 59%. This is the result of our continual effort to maintain low overheads. SG&A is expected to increase in subsequent quarters due to the expected higher professional and consultancy fee expenses incurred in connection with our filing requirements with the Securities and Exchange Commission and other fees incurred related to the spin-off from our parent corporation, The Hartcourt Companies, Inc., a publicly traded company on the Over-the-counter Bulletin Board.

INTEREST EXPENSE. Interest expense represents payment of interest on loans from FTL HK's former shareholders and related parties. The higher interest was a result of the increase in such interest-bearing loans.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Our principal capital requirements during the second quarter of 2004 and the year-to-date were to satisfy ordinary operating expenditures. We plan to actively seek funding sources once we are spun-off from our parent company, The Harcourt Companies, Inc. We plan to approach funding sources such as lenders interested in lending funds to the Company to meet our working capital requirements and investors interested in purchasing our common stock. We have no commitments for any such funding and there are no assurances that any will be secured on terms acceptable to the Company.

As shown in the accompanying financial statements, we incurred a net loss of $60,629 and $170,747, respectively, for the three and six months ended June 30, 2004. In addition, our cash flows from operations were inadequate to meet our monthly expenses. Our ability to continue as a going concern depends on the continued financial support from related parties including former shareholders and the success of our plan to seek funding sources once we are spun-off.

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

The Company's parent corporation, Hartcourt, is subject to pending litigation. In Securities and Exchange Commission v. The Hartcourt Companies, Inc., et al., United States District Court for the Central District of California Case No. CV03-3698LGB (PLAx), the Securities and Exchange Commission filed a complaint against Hartcourt for alleged securities violations. The complaint alleges that Hartcourt illegally used an S-8 registration statement in 1999 to improperly raise capital, and that false and misleading press releases were issued by Hartcourt from September 9, 1999 through November 18, 1999. The SEC is seeking disgorgement from Hartcourt of approximately $800,000, civil penalties and interest, as well as an injunction against future securities law violations. Court-ordered mediation took place on April 22, 2004. All of the defendants requested that the Judge order another session of mediation and order the SEC to send an individual to mediation with the power to settle the case. The mediation did not achieve any settlement or resolution to the case. A post-mediation status conference took place on June 1, 2004. The Court set a trial date for March 29, 2005. John Furutani, legal counsel to Hartcourt and a director of the Company, was subject to a separate private investigation by the SEC into trading in the securities of Hartcourt. According to a public statement issued by the SEC, the SEC served an administrative subpoena on Mr. Furutani seeking documents and testimony in connection with its inquiry into, among other things, whether Mr. Furutani sold Hartcourt securities while in possession of material nonpublic information consisting of the SEC's intention to file a complaint against Hartcourt in the above-described civil action. Mr. Furutani withheld the documents requested under the subpoena on the grounds that they were protected by the attorney-client and attorney work-product privileges.
In March 2004, the SEC filed an application in district court for an order to enforce the investigative subpoena. Securities and Exchange Commission v. John
A. Furutani, Civil Action No. CV 04-1775-GAF (MANx) (C.D. Cal.). The district court found that Mr. Furutani failed to demonstrate that the attorney-client privilege and attorney work-product doctrine protected the documents and testimony sought by the SEC and granted the SEC's application, ordering Mr. Furutani to produce documents on April 26, 2004 and to provide sworn testimony on May 3, 2004. Mr. Furutani subsequently produced documents and his deposition took place on May 3 and May 11, 2004. The SEC filed a notice of substantial compliance on June 9, 2004. On June 11, 2004, the district court issued a civil minutes-general stating that in light of the SECs notice of substantial compliance with the administrative subpoena, the court no longer needed to retain jurisdiction over the case and considered the case closed.
Item 2.  Changes In Securities.

            None.

Item 3.  Defaults Upon Senior Securities.

            None.

Item 4.  Submission Of Matters To A Vote Of Security Holders.

            None.

Item 5.  Other Information.

            None.

Item 6.  Exhibits And Reports On Form 8-K

(a) See index to exhibits.
(b) No 8-K's were filed during the quarter ended June 30, 2004.

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