Form 10QSB
period 2004-09-30
FINANCIAL TELECOM LIMITED USA INC
filed 2004-11-15
CIK 1288195

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Act Of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                       Commission file number: 000-50760.

                      FINANCIAL TELECOM LIMITED (USA), INC.
                      -------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                        58-2670972
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employee Identification No.)
incorporation or organization)

    308, Hang Bong Commercial Center, 28 Shanghai Street, Kowloon, Hong Kong
    ------------------------------------------------------------------------
                    (Address of principal executive offices)

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

Common Stock: $0.001 par value: 15,100,000 shares outstanding as of September 30, 2004 (latest practicable date).

                      FINANCIAL TELECOM LIMITED (USA), INC.
                                   FORM 10-QSB
                                      INDEX
                                                                           PAGE
                                                                           ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements and Condensed Notes -
         Quarter Ended September 30, 2004                                     2

Item 2.  Management's Discussion and Analysis or Plan of Operation            7

Item 3.  Controls and Procedures                                             11

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   13

Item 2.  Changes in Securities and Use of Proceeds                           13

Item 3.  Default Upon Senior Securities                                      14

Item 4.  Submission of Matters to a Vote of Security Holders                 14

Item 5.  Other Information                                                   14

Item 6.  Exhibits and Reports on Form 8-K                                    14

         Signatures                                                          14

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                              FINANCIAL TELECOM LIMITED (USA), INC.
                                INTERIM CONSOLIDATED BALANCE SHEET
                               AS OF SEPTEMBER 30, 2004 (UNAUDITED)
                               ------------------------------------


(STATED IN U.S. DOLLARS)
ASSETS
------
Current assets
   Cash and cash equivalents                                                         $     6,411
   Trade receivables                                                                      21,296
   Prepayments and other current assets                                                    3,167
                                                                                     ------------
Total current assets                                                                      30,874

Fixed assets, net                                                                          1,976
                                                                                     ------------
TOTAL ASSETS                                                                         $    32,850
                                                                                     ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------
Current liabilities
   Trade payables and accrued liabilities                                            $   473,366
   Deferred revenue                                                                       35,418
   Due to related parties                                                                394,813
                                                                                     ------------
Total current liabilities                                                                903,597

Minority interest                                                                        (84,530)

Stockholders' deficiency
      Common stock: $0.001 par value; 500,000,000 shares authorized;
         issued and outstanding shares:                                               15,100,000
      Common stock                                                                        15,100
      Additional paid-in capital                                                       1,770,202
      Obligation to issue shares (Note 3)                                                494,447
      Accumulated deficit                                                             (3,065,966)
                                                                                     ------------
Total stockholders' deficiency                                                          (786,217)
                                                                                     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                       $    32,850
                                                                                     ============

(SEE CONDENSED NOTES TO THE FINANCIAL STATEMENTS.)


                                                2

                                            FINANCIAL TELECOM LIMITED (USA), INC.
                                        INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (UNAUDITED)
                                                         -----------

                                                               THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                       SEPTEMBER 30,
                                                                  -------------                       -------------
                                                             2004              2003              2004              2003
                                                         -------------     -------------     -------------     -------------
Net sales                                                $     60,658      $    121,901      $    210,468      $    295,892
Costs of sales                                                 52,829            78,111           205,580           226,107
                                                         -------------     -------------     -------------     -------------
Gross profit (loss)                                             7,829            43,790             4,888            69,785
                                                         -------------     -------------     -------------     -------------
Operating Expenses
        Selling, General and Administrative                    49,058            17,471           164,813           214,434
                                                         -------------     -------------     -------------     -------------
Operating profit (loss)                                       (41,229)           26,319          (159,925)         (144,649)

Other Income (Expense)
        Other income                                               --           (12,981)               33            54,283

        Interest expense                                      (10,734)           (9,887)          (31,241)          (28,769)
                                                         -------------     -------------     -------------     -------------
Total other income (expense)                                  (10,734)          (22,868)          (31,208)           25,514
                                                         -------------     -------------     -------------     -------------
Net profit (loss) before minority interest and taxes          (51,963)            3,451          (191,133)         (119,135)

Minority interest                                                  --                --           (31,577)               --

Provision for Income Taxes                                         --                --                --                --
                                                         -------------     -------------     -------------     -------------
Net profit (loss)                                        $    (51,963)     $      3,451      $   (222,710)     $   (119,135)
                                                         =============     =============     =============     =============

Basic and diluted profit (loss) per share                $     (0.003)     $      0.000      $     (0.015)     $      0.008
                                                         =============     =============     =============     =============
Weighted average shares outstanding                        15,100,000        15,100,000        15,100,000        15,100,000
                                                         =============     =============     =============     =============


(SEE CONDENSED NOTES TO THE FINANCIAL STATEMENTS.)


                                                              3

                          FINANCIAL TELECOM LIMITED (USA), INC.
                      INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003(UNAUDITED)
            ----------------------------------------------------------------

(STATED IN U.S. DOLLARS)                                         2004           2003
                                                              ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net (loss)                                                    $(222,710)     $(119,135)
                                                              ----------     ----------
      Adjustments to reconcile net loss to net cash flows
        provided by (used in) operating activities
      Depreciation                                                5,178          6,340
      Minority interest                                          31,577             --
   Changes in assets and liabilities
       Decrease (increase) in trade receivables                   4,589        (22,670)
       (Increase) in other current assets                        (2,751)       (31,244)
       Increase in trade payables                                29,254         80,878
       (Decrease) in deferred revenue                            (3,886)       (11,773)
                                                              ----------     ----------
Net cash flows (used in) operating activities                  (158,749)       (97,604)

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
    Purchases of fixed assets                                        --           (321)
                                                              ----------     ----------
Net cash flows (used in) investing activities                        --           (321)

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
   Advances from (repayments to) related parties                 74,386         17,105
   (Repayments to) director                                        (769)        (2,744)
   Advance from former shareholders                              39,298         80,069
                                                              ----------     ----------
Net cash flows provided by financing activities                 112,915         94,430
                                                              ----------     ----------

(DECREASE) IN CASH AND CASH EQUIVALENTS                         (45,834)        (3,495)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   52,245          3,825
                                                              ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          6,411            330
                                                              ==========     ==========

CASH PAID FOR:
   Interest                                                      31,241         28,769
                                                              ==========     ==========
   Income taxes                                                      --             --
                                                              ==========     ==========


(SEE CONDENSED NOTES TO THE FINANCIAL STATEMENTS.)


                                           4

                      FINANCIAL TELECOM LIMITED (USA), INC.
           CONDENSED NOTES - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

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

NOTE 2 - RELATED PARTY TRANSACTIONS
-----------------------------------

AMOUNTS DUE TO RELATED PARTIES ARE UNSECURED, INTEREST-FREE AND HAVE NO FIXED TERMS OF REPAYMENT.

AMOUNTS DUE TO RELATED PARTIES:
   Due to related companies                          388,851
   Due to directors                                    5,962
                                                  -----------
                                                     394,813
                                                  ===========

THE FOLLOWING IS A SUMMARY OF SIGNIFICANT RELATED PARTY PURCHASE TRANSACTIONS, WHICH WERE CARRIED OUT IN THE NORMAL COURSE OF THE COMPANY'S BUSINESS DURING THE THREE MONTHS ENDED SEPTEMBER 30:

                                                              2004         2003
                                                             -------      ------
  Loan interest expense                             [1]      10,734       9,887
  Rental charge for leased office space                       9,073       9,038

[1] Bowland International Limited is a former shareholder of the Company. Loan interest was charged at prime rate plus 3% per annum.

NOTE 3 - SETTLEMENT OF DEBT
---------------------------

On August 23, 2004, the Company received notifications from certain former shareholders to convert the amounts owed to them by Financial Telecom Limited. These former shareholders had one-year options, expiring on September 1, 2004, to either (i) purchase a proportionate number of new shares of FTL common stock or (ii) the option of converting amounts owed to them in lieu of purchasing a proportionate number of new shares. These amounts were recorded in the Stockholders' Equity section of the Balance Sheet as "Obligation to issue shares" at September 30, 2004. The shares have been issued as of the date of this filing.
The debts converted and the shares issued due to their conversion are as follows:

                                                    DEBTS              SHARES
                                                  CONVERTED            ISSUED
                                                  ---------            ------
Tang Wing On                                         12,874             278,674
Bowland International Limited                       481,573          10,424,470
                                                ------------        ------------
                                                $   494,447          10,703,144
                                                ============        ============

NOTE 4 - EARNINGS PER SHARE
---------------------------

Basic loss per share is based on the weighted average number of common shares outstanding and diluted loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Earnings per share are calculated by dividing the net profit (loss) for the period by the weighted average shares outstanding during the period. All loss per share amounts in these financial statements are basic loss per share as defined by SFAS No. 128, "Earnings Per Share." Diluted weighted average shares outstanding exclude the potential common shares from options because to do so would be antidilutive.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES
----------------------------------------------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES CONSIST OF THE FOLLOWING:
---------------------------------------------------------------

SALARY AND STAFF BENEFITS                                            255,767
NETWORK CHARGES                                                      124,379
DATA SERVICE FEE                                                      34,035
PROFESSIONAL FEE                                                      24,410
OTHERS                                                                34,775
                                                                  -----------
                                                                  $  473,366
                                                                  ===========


NOTE 6 - SUBSEQUENT EVENTS
--------------------------

Trading symbol: The Company's application for trading of its common stock on the Over-the-counter Bulletin Board (OTCBB) was approved and trading of the Company's common stock commenced on November 1, 2004. The trading symbol is FLTL.

Spin-off: On October 19, 2004, The Hartcourt Companies, Inc. ("Hartcourt") revised the record date for the spin-off of Financial Telecom Limited (USA) from October 17, 2003 to October 25, 2004 pursuant to the Rule 10b-17 notice filed with NASDAQ in order to comply with the notice period for the setting of the record date as required by NASDAQ. In the spin-off, Hartcourt shareholders of record as of October 25, 2004 received 0.087965218 share of FTL common stock for each share of Hartcourt common stock held by such shareholders.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION

Management's discussion and analysis of results of operations and financial condition ("MD&A") is provided as a supplement to the accompanying financial statements and footnotes to help provide an understanding of the Company's financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

    o CAUTION CONCERNING FORWARD-LOOKING STATEMENTS AND RISK FACTORS. This section discusses how certain forward-looking statements made by the Company throughout the MD&A and in the financial statements are based on our present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.
    o OVERVIEW. This section provides a general description of the Company's business, as well as recent developments that we believe are important in understanding the results of operations and to anticipate future trends in those operations.
    o RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the quarter ended September 30, 2004 compared to the results of the quarter ended September 30, 2003. A brief description is provided of transactions and events of the results being analyzed.
    o LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of and for the quarter ended September 30, 2004 and September 30, 2003.

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

With the recession in Hong Kong and the depressed stock market, FTL HK has suffered a significant drop in revenue in the last two years. The situation was further aggravated by the outbreak of sudden acute respiratory syndrome (SARS) in the first of half of 2003. FTL HK has also suffered a drop in revenue due to the suspension of our financial paging service in the first quarter of 2002. Fortunately, the Hong Kong economy has shown certain signals of recovery. The impressive economic growth in China also attracts the attention of international investors. To take advantage of these favorable changes, the Company is considering diversifying into other financial services.

RESULTS OF OPERATIONS
---------------------

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

During 2003, we suffered from an economic slump caused by SARS, which resulted in declines in revenue and net income. In the second quarter of 2004, FTL HK continued our strategy to maintain low operating expenses by keeping a low head count, out sourcing jobs when required and reducing marketing expenses and consolidating various professional services and data sources.

NET SALES AND COST OF SALES. We recorded net sales of $60,658 and $210,468 for the three and nine months ended September 30, 2004, respectively, as compared to $121,901 and $295,892 for the same periods in 2003. Net sales consisted primarily of real-time financial data services, rental of equipment and consultancy fee income. The demand for FTL HK's financial data service is closely related to the local stock market activities. The decrease in service income reflected the continuous deterioration of the general economic situation in Hongkong after the outbreak of SARS in 2003.

Cost of sales included cost of capacity associated with the acquisition of data-feed from various data sources (including the Honk Kong Stock Exchange, the Future Exchange of Hong Kong, Bank of China and various international data vendors) and communication network rental necessary to provide real-time broadcasting and on-demand multimedia content delivery services via different connection topology. Cost of sales for the three and nine months ended September 30, 2004, respectively, were $52,829 and $205,580 compared to $78,111 and $226,107 for the same period in 2003, respectively. The Company's cost structure is relatively inelastic. Most of the cost items, such as exchange data fee and network charges, are fixed in nature.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") expenses amounted to $49,058 and $164,813 for the three and nine months ended September 30, 2004, respectively, compared to $17,471 and $214,434 for the same periods in 2003. The increase in SG&A is partly due to the higher professional and consultancy fees paid in connection with its filing requirements with the Securities and Exchange Commission and other fees incurred related to the spin-off from our parent corporation, The Hartcourt Companies, Inc., a publicly traded company on the Over-the-counter Bulletin Board.

INTEREST EXPENSE. Interest expense represents payment of interest on loans from FTL HK's former shareholders and related parties. The higher interest was a result of the increase in such interest-bearing loans.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Our principal capital requirements during the third quarter of 2004 and the year-to-date were to satisfy ordinary operating expenditures. We plan to actively seek funding sources once we are spun-off from our parent company, The Harcourt Companies, Inc. We plan to approach funding sources such as lenders interested in lending funds to the Company to meet our working capital requirements and investors interested in purchasing our common stock. We have no commitments for any such funding and there are no assurances that any will be secured on terms acceptable to the Company.

As shown in the accompanying financial statements, we incurred a net loss of $222,710 for the nine months ended September 30, 2004. In addition, our cash flows from operations were inadequate to meet our monthly expenses. Our ability to continue as a going concern depends on the continued financial support from related parties including former shareholders and the success of our future plans to seek funding sources.

On August 23, 2004, the Company received notifications from certain former shareholders to convert the amounts owed to them by Financial Telecom Limited. These former shareholders had one-year options, expiring on September 1, 2004, to either (i) purchase a proportionate number of new shares of FTL common stock or (ii) the option of converting amounts owed to them in lieu of purchasing a proportionate number of new shares. These amounts were recorded in the Stockholders' Equity section of the Balance Sheet as "Obligation to issue shares" at September 30, 2004. The shares have been issued as of the date of this filing.

The debts converted and the shares issued due to their conversion are as follows:

                                                      DEBTS             SHARES
                                                    CONVERTED           ISSUED
                                                    ---------           ------
Tang Wing On                                           12,874           278,674
Bowland International Limited                         481,573        10,424,470
                                                   -----------       -----------
                                                   $   94,447        10,703,144
                                                   ===========       ===========

Our operations are primarily financed by advances from related parties and former shareholders, and remains as the major source of our financing. We plan to aggressively seek new funds through the issuance of our common stock. There is no assurance, however, that we will be successful in this.

On October 19, 2004, The Hartcourt Companies, Inc. ("Hartcourt") revised the record date for the spin-off of Financial Telecom Limited (USA) from October 17, 2003 to October 25, 2004 pursuant to the Rule 10b-17 notice filed with NASDAQ in order to comply with the notice period for the setting of the record date as required by NASDAQ. In the spin-off, Hartcourt shareholders of record as of October 25, 2004 received 0.087965218 share of FTL common stock for each share of Hartcourt common stock held by such shareholders.

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

TRADE RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

We present trade receivables, net of allowances for doubtful accounts and returns, to ensure accounts receivable are not overstated due to uncollectibility. The allowances are calculated based on detailed review of certain individual customer accounts, historical rates and an estimation of the overall economic conditions affecting our customer base. We review a customer's credit history before extending credit. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. There are currently no allowances for doubtful accounts as of September 30, 2004, as management does not deem any of the accounts are uncollectible.

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

COMMITMENTS AND CONTINGENCIES

The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. SFAS No. 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency such as a legal proceeding or claim should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or our results of operations.

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

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings.

As of the date of this report, neither the Company nor FTL HK is a party to any material legal proceedings.

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

On October 15, 2004, all defendants in this action filed a joint Motion for Summary Judgment. The Court has assigned a hearing date of November 29, 2004 for this motion. The SEC has requested that the November 29, 2004 hearing date be moved to December 13, 2004 to accommodate a motion for summary judgment which the SEC alleges that it intends to file before the November 1, 2004 motion cut-off imposed by the District Court. Defendants will not agree upon any such continuance, and as of this date, have not received any motion for summary judgment from the SEC.

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

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits And Reports On Form 8-K

(a) See index to exhibits.
(b) No 8-K's were filed during the quarter ended September 30, 2004.

INDEX TO AND DESCRIPTION OF EXHIBITS

Exhibit Number         Description of Document
--------------         -----------------------

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

                                           FINANCIAL TELECOM LIMITED (USA), INC.

                                           By: /s/ Stephen Tang
                                               -----------------------
                                               Stephen Tang, President
Date: November 12, 2004