Form 10KSB
period 2004-12-31
FINANCIAL TELECOM LIMITED USA INC
filed 2005-03-31
CIK 1288195

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                         For fiscal year ended December 31, 2004
                                                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                               Commission file number: 000-50760

                      FINANCIAL TELECOM LIMITED (USA), INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Nevada                                  58-2670972
---------------------------------------     ------------------------------------
    (State or other jurisdiction of          (IRS Employee Identification No.)
     incorporation or organization)


    306, Hang Bong Commercial Center, 28 Shanghai Street, Kowloon, Hong Kong
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number                                (852) 2868 0668

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class          Name of each exchange on which registered
              None                                     None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock $.001 par value
--------------------------------------------------------------------------------
(Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for most recent fiscal year: $287,974
                                                          --------

     State the aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of March 29, 2005, $7,903,905.

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [x].

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 29, 2005, there were 81,496,031 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  [ ] Yes  [X] No

                                TABLE OF CONTENTS
                                -----------------

PART I
     Item 1   Description of Business                                          4
     Item 2   Description of Properties                                       12
     Item 3   Legal Proceedings                                               13
     Item 4   Submission of Matters to a Vote of Security Holders             13

PART II
     Item 5   Market for Common Equity and Related Stockholders Matters       13
     Item 6   Management's Discussion and Analysis or Plan of Operation       15
     Item 7   Financial Statements                                            18
     Item 8   Changes in and Disagreement with Accountants on Accounting
              and Financial Disclosures                                       18
     Item 8A  Controls and Procedures                                         19
     Item 8B  Other Information                                               19

PART III
     Item 9   Directors, Executive Officers, Promoters and Control
              Persons; Compliance with Section 16(a) of the Exchange Act      19
     Item 10  Executive Compensation                                          22
     Item 11  Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters                      23
     Item 12  Certain Relationships and Related Transactions                  24
     Item 13  Exhibits and Reports on Form 8-K                                25
     Item 14  Principal Accountant Fees and Services                          26

Some of the statements contained in this Form 10-KSB are forward looking statements, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in this Form 10-KSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Form 10-KSB are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Important factors that may cause actual results to differ from expectations include those discussed in "Risk Factors".

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

Financial Telecom Limited (USA), Inc. ("the Company", "we" or "us"), through its wholly-owned subsidiaries, provides financial advisory, financial information and direct investment to corporations in Mainland China, Hongkong and certain South-east Asian countries.

Financial Telecom Limited (FTLHK), a wholly-owned subsidiary of ours, is a private company limited by shares incorporated in Hong Kong in 1983. FTLHK is principally engaged in the business of providing financial information to institutional and retail investors. FTLHK was the first company in Hong Kong to provide real-time financial information services using a wireless network for the dissemination of data. FTLHK generates revenue through the provision of financial information services and the sale of technical analysis software. In view of the keen competition in the financial data service industry in Hongkong, in the 4th quarter of 2004, we decided to gradually terminate some of FTLHK's online services by transferring its customers to another financial data vendor in Hongkong. In return, FTLHK receives re-current commissions.

In November 2004, in line with the our new strategy to diversify into financial advisory and direct investment services targeting small-to-medium enterprises
(SMEs) and to strengthen its management team, our Board of Directors appointed Mr. David Chen to be our CEO. We appointed Mr., Sam Chong Keen, who is based in Singapore, as our Managing Director. We also employed Mr. Richard Yan as our Financial Controller.

Our new business strategy aims to assist the our clients to build leverage-able assets and derive realizable wealth through sound strategic planning, balanced financial and risk management structure and professional operational management. Our objective is to provide value adding services to our clients' owners and senior management. In November 2004, we started offering investment banking and financial advisory services to SME's in Mainland China, Hongkong and Singapore. We have also made direct investment in some selected companies.

To facilitate the implementation of the new strategy, we formed two new wholly-owned subsidiaries, namely, Fintel Group Limited (Fintel) and Digital Financial Services Limited (Digital) on September 13, 2004. Both companies are Hongkong registered private companies limited by shares. Fintel is the holding company for our direct investments in investee companies. Digital is engaged in the business of providing financial advisory service to our clients.

As of the date of this Annual Report, Digital has concluded financial advisory contracts with 3 Chinese companies with estimated annual income of $193,556. Fintel invested in these 3 companies. Their combined total net assets is $1,960,456 as of June 30, 2004.

We are located at 306, Hang Bong Commercial Center, 28 Shanghai Street, Kowloon, Hong Kong. We also maintain an office in China with address at 1701 Haitong Securities Tower, 689 Guangdong Road, Shanghai. Our corporate website is at www.fintel.com.

CURRENT PRODUCTS AND SERVICES

One of our subsidiaries, FTLHK, had been providing real time financial data services under the service names of Sinobull Link, EFT Finance, Fintel Data Feed and Spider Link Pro. These services provided real-time quotes on Hong Kong stocks, futures, market indices, international Forex, precious metals and financial news. In October 2004, most of these services were terminated and the customers transferred to another data vendor in Hongkong. FTLHK is paid re-current commissions derived from such transfer. FTLHK continues to provide financial data compilation service to corporate customers.

In line with the new strategy to diversify into merchant banking service, we now provide to SME's in Mainland China, Hongkong and some South-east Asian countries strategic financial advisory, corporate re-structuring and public listing services. We also invest in expansion stage companies with a view to maximize our return from the investment when the investee companies go for public listing.

MARKETING STRATEGY

For the merchant banking services by Digital, promotion is mostly through direct marketing of our management team. Currently, Digital is establishing a network of partners in China, Hongkong and Singapore who are mostly professionals in accounting and corporate services for the generation of potential business. We are now discussing with international public relation firms on the provision of services to us to enhance our market visibility.

FTLHK has been promoting its services through direct marketing, advertisement, seminars and road shows. FTLHK will not put in any resources to promote or market its remaining services.

INDUSTRY OVERVIEW

Financial Information

The financial information market in Hong Kong can broadly be divided into two major segments based on the target audience and the content provided. The first segment, served by international data vendors such as Reuters and Bloomberg, is comprised of financial institutions and large corporations that require services providing a wide spectrum of financial data. The second segment, much larger in terms of number of subscribers, is comprised of retail investors such as individuals, brokerage firms and small to medium size companies that are more focused on the local stock market. FTLHK's services targeted this second segment of retail investors.

Merchant Banking

The merchant banking services basically focuses on the SME's. The target market is further refined to include only those privately owned enterprises in technology, media & marketing, manufacturing, and consumer service.,

China is presently one of the fastest growing economies in the world. The private sector accounts for over 55% of GNP and 35% of fixed asset investment. There are over 3 million privately owned enterprises with registered capital of RMB400 billion. (On December 31, 2004, the exchange rate was RMB 8.276 to US Dollar 1.0.)

Technology

China's technology sector has developed rapidly since 1980. According to the statistics released by the China Technology Market Association, more than 26,000 technology related contracts were registered in China in 2003 with a total transaction value of $120 Million. Presently, over 1 million people are engaged in the technology industry.

China is now one of the leading manufacturers of television sets, computer monitors, personal computers, mobile phones and electronic components and parts. She is gradually moving up to more advance products such as computer chips and network switches. Industrial automation is another high growth area. Annual investment is expected to reach $1.2 billion.

Media and marketing

With a more open economic policy, China is de-regulating its media industry. Joint ventures and mergers between domestic and foreign companies are noticeably increasing. In 2003, advertising spending in China was about $6.2 billion, a 39% increase over 2002.

Manufacturing

China is the 4th largest manufacturing base in the world after US, Japan and Germany. It employs about half of the country's urban work force. According to China's National Bureau of Statistics, the manufacturing sector recorded a total production value of $6.7 billion in the first 8 months in 2004, an increase of 15.9% over the same period in 2003. About 40% of GNP is contributed by the manufacturing sector.

Consumer service

With the rapid development of China's economy and increase in per capita income, consumerism is receiving more attention from the public, corporations and government authorities. Consumer service is one of the priorities of corporations. This is a relatively new areas and the business potential is significant. Industries relating to the provision of consumer service such as logistics, packaging, communication, training and so on will all be benefited.

SUPPLIERS AND CUSTOMERS

FTLHK relied on exchanges and banks for the provision of financial data for dissemination to its customers. Equipment and systems were sourced from computer and system vendors. Since FTLHK had terminated most of its data services and does not intend to put in more resources into new products and services, the reliance on these data sources and equipment and system suppliers will be reduced to an insignificant level. FTLHK serves mainly institutional and individual investors.

The merchant banking service does not specifically depend on suppliers. However, Digital, our financial advisory subsidiary, works closely with funding sources such as venture capital firms. Digital also cooperates with legal and accounting firms in the provision of its service to clients. Digital offers its services mainly to privately owned SME's in Mainland China, Hongkong and some South-east Asian countries.

RESEACH AND DEVELOPMENT

To augment our merchant banking service, we actively research on new developments in the US and Chinese financial markets. Our research work focuses on new regulations, public policies, industry trends and financial market performance which are important to us in providing professional financial advisory services to our clients.

FTLHK stopped its research and development activities in 2004 in view of the unfavorable market outlook.

GOVERNMENT REGULATION

We do not require any government approval for our current information service. There is no special approval or licensing requirement for the provision of financial advisory service in Hongkong. Contracts on financial advisory services to clients in China, Hongkong and other countries are signed by our subsidiaries registered in Hongkong and no government approval is required,

We are not aware of any current and potential government regulations that will materially affect our business. We are not aware of any environmental issues of our business under existing laws of Hongkong.

INTELLECTUAL PROPERTY

Our subsidiary, FTLHK, owns the intellectual property rights to its i-Server Data protocol, I-Link, Fintel Pro and Fintel online. Because these intellectual property rights have not been registered, they are vulnerable to infringement.

EMPLOYEES

We currently have seven employees, six of whom are on full-time basis.

AVILABLE INFORMATION

We maintain our corporate web site at http://www.fintel.com. We make information on our business and operation available free-of-charge on our web site. Our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to reports filed or furnished pursuant to
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available at www.sec.gov after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC). You can find information on our stock transfer agent, legal counsels and independent accountants on our corporate web site.

RISK FACTORS

In addition to other information in this report, you should carefully consider the following risks and the other information in evaluating our business. The risks described below are not the only ones facing the Company. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. Our business, financial condition and results of operations could be materially and adversely affected by each of these risks. Such an adverse effect could cause the market price of our common stock to decline, and you could lose all or part of your investment.

BECAUSE WE HAVE A LIMTIED REPORTING HISTORY, THERE MAY NOT BE SUFFICIENT INFORMATION FOR YOU TO EVALUTAE OUR FUTURE GROWTH

We filed our registration statements and started filing our other reports in 2004. We have a short filing and reporting history. There can be insufficient information for investors to evaluate our business, operation, management capability and prospects. Our new merchant banking service should be considered in light of the risks and uncertainties inherent in and encountered by companies in early stage of development in new and fast changing markets.

BECAUSE WE ARE A NEW REPORTING COMPANY, WE MAY NOT HAVE ADEQUATE KNOWLEDGE IN FULFILLING OUR REPORTING AND LEGAL REQURIEMENTS

We have a short reporting and filing history. We have limited knowledge and skills in meeting the reporting and filing requirements imposed by the relevant government authorities, exchange, regulatory bodies and organizations. We may not be able to seek professional advice on these requirements in a timely manner as and when necessary. The failure in observing and complying with the relevant laws and regulations can adversely affect our operations, our share price and the continual trading of our shares.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FINANCING TO FUND OUR OPERATING LOSSES, OUR FINANCIAL PERFORMANCE WILL BE MATERIALLY ADVERSELY AFFECTED.

We suffered substantial operating loss in 2003 and 2004. In addition, our working capital and equity remains in deficit, which indicate that the working capital is not adequate to meet our minimum monthly capital expenses. Our ability to continue as a going concern depends on the success of our plan to seek funding sources. We plan to approach funding sources such as lenders interested in funding our working capital requirements and investors interested in purchasing our stock. We have not secured any commitments to provide such financing and there can be no assurance that any such financing will be available when needed or, if available, will be on terms acceptable to us. In the event such financing is not obtained, our operations will be materially adversely affected and may have to be substantially reduced or ceased. Any equity financing will be dilutive to our existing shareholders and debt financings, if available, will likely impose restrictive covenants upon us.

DEPENDANCE ON KEY PERSONNEL

We are highly dependent on the services and management ability of Mr. Stephen Tang, our President, and Mr. David Chen, our CEO, as well as other principal members of our management team. Our ability to maintain the current operation and to achieve our desired growth will depend upon our ability to maintain our current management leadership. Competition in our industry for executive level personnel is strong and there can be no assurance that we will be able to hire, motivate and retain highly effective executive employees.

UNSUCCUSSFUL NEW OPERATION STRATEGY

We have decided to diversify into providing financial and management consulting services. Although we believe that we have sufficient experience and knowledge to conduct such new services, our limited resources may materially affect the results of the new strategy. Furthermore, investors, as well as customers may not change their initial view on us, which may significantly adverse our designed prospects.

CONTINUED OR WORSENING UNFAVORABLE CONDITIONS IN THE ECONOMY AND THE FINANCIAL MARKETS MAY HAVE A SIGNIFICANT ADVERSE AFFECT ON OUR BUSINESS.

Our business is generally dependent upon the health of the economy and the financial markets. As a provider of financial information, financial advisory service and direct investment, we, like other financial services businesses, is directly affected by economic and political conditions, broad trends in business and finance. Downturn in the economy in Asia or any of its major countries will affect the demand for merchant banking services. The Hong Kong securities market is characterized by considerable fluctuation and downturns in this market has harmed FTLHK, and could continue to do so in the future.

RISK OF CHANGES IN TECHNOLOGY MAY MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

Our success depends on its ability to develop and provide new products and services. The delivery of products and services online is, and will continue to be, characterized by rapidly changing technology, evolving industry standards, changes in customer requirements and frequent new service and product introductions. Our future success will depend, in part, on our ability to effectively use leading technologies, enhance current services, develop services that meet changing customer requirements and influence and respond to changing industry standards and other technological changes in a timely and cost-effective manner. There can be no assurance that we will respond to these changing technological conditions in a satisfactory manner. The development of new, technologically advanced products and services is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. We cannot provide any assurance that we will be able to identify, develop, market, support or manage the transition to new or enhanced products or services successfully. Our business, results of operations and financial condition would be materially adversely affected if it were to be unsuccessful, or incur significant delays, in developing and introducing new products, services or enhancements.

OUR COMPETITORS MAY DEVELOP PRODUCTS OR TECHNOLOGY THAT PLACES OURS AT A SIGNIFICANT DISADVANTAGE.

Our business is in industries and markets that are highly competitive. There is keen competition in the financial advisory and financial information service industry. Many international merchant banks and financial institutions have already established a strong foothold in markets we plan to target. Some of our competitors have greater financial, technical, marketing and other resources than us. These competitors may be able to respond more quickly to new or changing opportunities, technologies and customer requirements than us and may be able to undertake more extensive promotional activities, offer more attractive terms to customers and adopt more aggressive pricing policies than us.. We expect competition to continue and intensify in the future. There can be no assurance that we will be able to compete effectively with current or future competitors or that the competitive pressures faced by us will not have a material adverse effect on our business, financial condition and operating results.

WE HAVE LIMITED MARKETING AND SALES CAPABILITIES AND MAY BE UNABLE TO EXPAND SUCCESSFULLY.

Our operating results will depend to a large extent on our ability to increase our customer base and brand awareness and to execute our new strategy to diversify into merchant banking services. Although our management has experience in merchant banking and financial services, there is no assurance that our management will be able to cope with the fast changing market and customer needs.

WE ARE EXPOSED TO RISKS ASSOCIATED WITH INTERNATIONAL SALES AND MAINTAINING A FOREIGN SUBSIDIARY.

We are located in Hong Kong and provide our services in Mainland China, Hong Kong and some South-east Asian countries. Risks arising from international business include:

     o    General economic and political conditions in the markets;

     o    Potential increased costs associated with overlapping tax structures;

     o    Potential trade restrictions and exchange controls;

     o More limited protection for intellectual property rights in some countries;

     o Difficulties and costs associated with staffing and managing foreign operations;

     o    Unexpected changes in regulatory requirements;

     o Difficulties of compliance with a variety of foreign laws and regulations; and

     o    Longer accounts receivable cycles in foreign countries.

Our subsidiaries' business is occasionally conducted in Hong Kong Dollars, RMB and some other Asian currencies rather than in U.S. Dollars, which is our reporting currency. We recognize currency gains or losses arising from its operations in the period incurred. As a result, currency fluctuations between the U.S. Dollar and the Hong Kong Dollar, RMB and other Asian currencies have caused and will continue to cause foreign currency transaction gains and losses. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the variability of currency exposures and the potential volatility of currency exchange rates.

INTERNAL POLITICAL RISKS

Our operations and assets in China are subject to political and economic uncertainties. Changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition. The Chinese government has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the Chinese government will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

NON-RENEWAL OF BUSINESS LICENSES.

In order to expand into and continue to operate our business in Mainland China, we will require business licenses. This requires review and approval of our activities by various national and local agencies of the Chinese government. There can be no assurance that the current Chinese government, or successors, will continue to approve of our activities or grant or renew our licenses. Our inability to obtain needed approvals or licenses would have a material adverse effect on our business, financial condition and results of operations.

LACK OF REMEDIES AND IMPARTIALITY UNDER CHINESE LEGAL SYSTEM.

China has a civil law system based on written statutes in which judicial decisions have little precedence value. The Chinese government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. These matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination.

FOREIGN CORRUPT PRACTICES ACT.

The Company is subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in China. We have attempted to implement safeguards to prevent losses from such practices and to discourage such practices by our employees and agents. There is no assurance, however, that we will not suffer such losses or that our employees or other agents will not engage in such conduct for which we might be held responsible.

OUR STOCK PRICE IS HIGHLY VOLATILE.

Our stock price has fluctuated dramatically. There is a significant risk that the market price of the common stock will decrease in the future in response to any of the following factors, some of which are beyond our control:

     o    variations in our quarterly operating results;

     o    announcements that our revenue or income are below expectations;

     o    general economic slowdowns;

     o    changes in market valuations of similar companies;

     o    sales of large blocks of our common stock;

     o fluctuations in stock market prices and volumes, which are particularly common among highly volatile securities.

IMPACT DUE TO SEVERE ACUTE RESPIRATORY SYNDROME (SARS).

The outbreak of SARS in Asia in early 2003, following official acknowledgement of the disease by the authorities in April 2003, had impacted severely economic and business activities in the region. There can be no assurance that new SARS cases will not recur. The crisis of outbreak of bird flu or other epidemics is another unknown factor which may cause strong impact on the global economic growth. If this happens, our business and financial position will be adversely affected.


ITEM 2.  DESCRIPTION OF PROPERTY

Our executive office is located at 306, Hang Bong Commercial Center, 28 Shanghai Street, Kowloon, Hong Kong. The Company leases 918 square feet for approximately $1,769 per month ($21,228 per year) for its principal offices in Kowloon, Hongkong. The lease will expire in February 2006 and is renewable upon the mutual consent of the owner and the Company.

We also lease our operation office in Shanghai, located at 1701, Haitong Securities Tower, 689, Guangdong Road, Shanghai, China. The total office area is 1,808 square feet. The rental is $1,212 per month ($14,544 per year). The lease will expire in November 30, 2005 and is renewable upon the mutual consent of the owner and the Company.

We do not own nor has investment in any real estates.

ITEM 3.  LEGAL PROCEEDINGS

>From time to time, we and our subsidiaries may be involved in litigation relating to claims and obligations arising out of our operations. As of February 28, 2005, we are not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Trading of our common stock at the Over-The-Counter Bulletin Board ("OTC BB") commenced on 2 November 2004 under ticker symbol: FLTL.OB. The following table sets forth the range of high and low market price for the common stock during the quarter ended December 31, 2004:

--------------------------------------------------------------------------------
        Quarter ended                 High                     Low
--------------------------------------------------------------------------------
      31 December 2004               US$0.60                 UD$0.03
--------------------------------------------------------------------------------


The above prices were obtained from Finance.Yahoo.com. The prices shown in the above table represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent the actual transactions.

HOLDERS

As of December 31, 2004, there were approximately 800 holders of record of our common stocks based on the record provided by our transfer agent, Signature Stock Transfer Inc. One holder, CEDE & Co, holds our common stocks on behalf of approximately 8,000 shareholders in street names.

DIVIDENDS

We have never paid a dividend on our common stock and do not anticipate paying any dividends in the foreseeable future. It is the current policy of our board of directors to retain any earnings to finance operations and expansion of our business. The payment of future dividends is at the discretion of our board of directors and will depend upon our future earnings, if any, our capital requirements, financial condition and other relevant factors.

EQUITY TRANSACTIONS DURING THE FISCAL YEAR

Pursuant to a Stock Purchase Agreement by and between FTLHK and the Hartcourt Companies Inc. ("Hartcourt") dated August 19, 1999, Hartcourt acquired 4,964,990 ordinary shares of FTLHK, representing 58.6% of the share capital of FTLHK. In September 2003, FTLHK repurchased 3,427,349 shares and 92,000 shares of the ordinary shares of FTLHK from Bowland International Limited ("Bowland") and Tang Wing On (Tang), respectively. As a result of this repurchase, Hartcourt became the sole shareholder of FTLHK. Bowland and Tang were granted one year options, expiring on September 1. 2004, to either (i) purchase a proportionate number of new shares of the Company's common stock or (ii) the option of converting amounts owed to them in lieu of purchasing a proportionate number of new shares.. On August 23, 3004, Bowland and Tang informed us of their intention to convert the amounts due to them into common stock of the Company. Accordingly, on November 16, 2004, we issued 10,424,470 shares to Bowland and parties nominated by Bowland and 278,674 shares to Tang's nominated party.

The Company was incorporated in Nevada on April 28, 2003 with Hartcourt owning 100,000 common shares, representing all of our issued and outstanding share capital. On September 10, 2003, we entered into a Share Exchange Agreement with Hartcourt, pursuant to which we purchased from Hartcourt 4,964,990 shares of common shares of FTLHK, representing all of the issued and outstanding common shares of FTLHK and assumed certain obligations of FTLHK pertaining to Hartcourt. As consideration for the transaction, we issued to Hartcourt 15,000,000 of our common shares. As a result of such share exchange, FTLHK became our wholly-owned subsidiary. Hartcourt owned 15,100,000 of our common shares, being our entire share capital.

On 26 October 2004, Hartcourt filed a DEF 14C announcing its intention to distribute all the 15,100,000 common shares to holders of Hartcourt common stock on a pro-rata basis. In accordance to the filed DEF 14C, Hartcourt distributed to each record holder on October 25, 2004 (the "Record Date"), 0.087965218 share of our common stock for each share of Hartcourt common stock owned on the Record Date.

On December 31, 2004, FTLHK purchased from Nice Voice Investment Holdings Limited 48 shares in Fintel Wireless Internet Limited (FWI) for zero consideration. With the 51 shares it already holds in FWI, FTLHK is now the sole shareholder of FWI. FWI was in the business of providing wireless financial data service. FWI has been a dormant company after it stopped providing the financial data service in 2002.

The following information sets forth the outstanding shares we sold or issued without registration under the Securities Act of 1933 (the "Securities Act"). All transactions were effected in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act for transactions not involving a public offering. There were no underwriters in any of these transactions.

All the transaction hereunder were entered between the Company and accredited investors as defined in Section 4(2) of the Securities Act or sophisticated investors that possessed sufficient knowledge and experience in financial and business matters to be able to evaluate the merits and risks of the investment and who were allowed access to our books and records.

On November 16, 2004, we issued 10,424,470 shares to Bowland and parties nominated by Bowland and 278,674 shares to Tang's nominated party to settle the outstanding advance due to them of US$481,573 and US$12,874 respectively.

On November 24, 2004, we entered into a Share Purchase Agreement to sell 40,000,000 restricted common shares to Allura Film Partners, Inc. ("Allura") at US$0.0125 per share for gross proceeds of US$500,000 without warrants. As of December 31, 2004, we received from Allura $283,020 of the gross proceeds. On January 2, 2005, we received the balance of the consideration and issued 40,000,000 shares to Allura and parties nominated by Allura.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS/RISK FACTORS

The following discussion should be read in conjunction with the Company's financial statements and the notes thereto and the other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words "believes," "anticipates," "expects," "plans", "intends" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected due to a number of factors beyond our control. The Company does not undertake to publicly update or revise any of its forward-looking statements even if experience or future changes show that the indicated results or events will not be realized. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. You are also urged to carefully review and consider our discussions regarding the various factors, which affect our business, included in this section and elsewhere in this report.

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

OVERVIEW

The Company's wholly-owned subsidiary, FTLHK, was established in 1983 by a group of professionals in the financial service industry. It was the first company in Hong Kong to provide real-time financial information services using a wireless network for the dissemination of data. The Company, through FTLHK, generates revenue through the provision of financial information services and the sale of technical analysis software and related Internet and telephone services.

With the recession in the Hong Kong and the depressed stock market, FTLHK had suffered a significant drop in revenue in 2002. The situation was further aggravated by the outbreak of sudden acute respiratory syndrome (SARS) in the first of half of 2003. In 2004, FTLHK's business was still declining, in spite of the recovery of the Hong Kong stock market.

PLAN OF OPERATION

Due to keen competition in the financial data service industry, in November 2004, we decided to diversify into the provision of financial and investment advisory services to SME's in Mainland China, Hongkong and some South-east Asian countries. To pursue this new strategy, we employed David Chen as our CEO. He currently holds office in Shanghai, China. Together with Stephen Tang, our President, in Hongkong and our newly appointed Managing Director, Sam Chong Keen, in Singapore, we have set the geographic platform to implement our new business strategy. We have also employed Richard Yan to be our Financial Controller to set up and maintain our control and reporting systems.

We are gradually terminating our on-line financial data services. To save on operating costs, we have terminated our data supply arrangements with our data sources in October, 2004.

RESULTS OF OPERATIONS

COMPARISON OF THE FISCAL YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003

NET SALES AND COST OF SALES. We recorded net sales of $287,974 in 2004, compared to $373,476 in 2003. Net sales in 2004 consisted primarily of real-time financial data services and rental of equipment. The 23% drop in sales in 2004 when compared to 2003 was mainly due to the price-cutting among competitors and competition from substitution financial data services, such as internet stock trading service. Meanwhile, FTLHK's limited resources could not satisfy the diversified demands of its customers, which resulted in the reduction of its customer base.

Cost of sales included cost of capacity associated with the acquisition of financial data from the various data sources (including the Honk Kong Stock Exchange, the Future Exchange of Hong Kong, Bank of China and other international data vendors) and communication network rental necessary to provide real-time broadcasting and on-demand multimedia content delivery services via different connection topology. Cost of sales for 2004 was $238,070 as compared to $288,424 for 2003, a decrease of 17% attributable to the decline in sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") expenses amounted to $544,382 in 2004 compared to $235,238 in 2003, an increase of 131%. The increase in SG&A is primarily due to the increase in professional fee and consulting fee related to our application for the listing of our common stock at the Over-the-Counter Bulletin Board (OTCBB). Such professional and consulting fees amounted to $213,084 in 2004 representing 39% of the total SG&A. We also accrued our directors' fee, in the total amount of $81,533 in the 4th quarter of 2004. If these two items were excluded, the regular SG&A expenses in 2004 was $249,765, close to the 2003 level.

OTHER INCOME. In 2003, FTLHK wrote back certain long outstanding payables and as a result, it recorded other income in the amount of $54,202.

LOSS ON WRITTEN OFF GOODWILL. In November 2004, FTLHK purchased the 49% interest in Fintel Wireless Internet Limited ("FWI") from Nice Voice limited with zero consideration. After the share purchase, FWI became a wholly-owned subsidiary of FTLHK. Derived from this acquisition, FTLHK incurred a goodwill of $117,022. As the goodwill is not considered recoverable, we decided to write it off in 2004.

INTEREST EXPENSE. Interest expense was $59,662 in 2004, an increase of 54% from $38,856 in the previous year. Interest expense represents payment of interest on loans from FTLHK's former shareholders and related parties. In 2004, we negotiated with certain lenders on the repayment of the loans by issuance of our common shares. As a condition for their agreeing to such repayment arrangement the lenders required that interest be paid on the loans. As a result, the interest expense in 2004 increased by a substantial amount.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements during 2004 were to satisfy ordinary operating expenditures and professional fees relating to our application for listing of our common stock at the OTCBB. We plan to approach funding sources such as lenders interested in lending funds to us to meet our working capital requirements and investors interested in purchasing our stock. We have concluded in November 24, 2004 an agreement with Allura Film Partners, Inc. for the sale and purchase of 40,000,000 of our common stock for a total consideration of $500,000. The proceeds from this transaction will be used for our operating expenditures. There is no assurance, however, that we will be able to secure similar funding or investment in the future.

As shown in the accompanying financial statements, we incurred net losses of $688,247 and $72,782 for the years ended December 31, 2004 and 2003 respectively. In addition, our cash inflow from operation is not adequate to meet our minimum monthly expenses. Our ability to continue as a going concern depends on the success of our plan to seek funding sources.

COMPARISON OF THE FISCAL YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003

OPERATING ACTIVITIES. The net cash used for operating activities was $260,164 in 2004, compared to $195,597 in 2003. The net cash out flow during 2004 was primarily a result of the net loss of $688,247 offset by non-cash items totaling $121,709 and changes in working capital accounts totaling $306,374. The net cash out flow during 2003 was a result of the net loss of $72,782 added by non-cash items totaling $53,786 and changes in working capital accounts totaling $69,029.

INVESTING ACTIVITIES. In 2004 and 2003, no cash inflow or outflow from investing activities was recorded.

FINANCING ACTIVITIES. The net cash provided in financing activities was $510,964 in 2004, compared to $244,017 in 2003. In 2004, the cash inflow provided to us from financing activities was advances from related parties in the amount of $227,944 and proceeds from sale of common stock of $283,020. In 2003, the only item that generated cash inflow to us from financing activities was advances from related parties in the amount of $244,017.

CHANGE IN ACCOUNTING PRINCIPLES

None

ITEM 7  FINANCIAL STATEMENTS

Our financial statements, together with our independent auditors' report thereon begin on page F-1 of this report.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had any changes in or disagreements with our accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Clancy and Co., P.L.L.C.'s report on our financial statements for the years ended December 31, 2004, 2003 and 2002, did not contain any adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles, however it was modified to include an explanatory paragraph regarding our ability to continue as a going concern.

ITEM 8A CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective and designed to ensure that material information relating to us would be made known to them by others within the Company. During the period covered by this Annual Report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information about our directors and executives:

NAME                         AGE                  PRINCIPAL POSITION
----                         ---                  ------------------
Stephen Tang                 53                   Chairman, President
David Chen                   36                   Director, CEO
Richard Yan                  31                   Director
William Huang                38                   Director
Jimmy Lui                    58                   Director
Li Wai Kong                  47                   Director
Sam Chong Keen               52                   Managing Director

     MR. STEPHEN TANG: Mr. Tang has served as the President and as a director of the Company since April 28, 2003. He has substantial working experience in merchant banking and financial services in major Asian countries and has been involved in the development and implementation of consumer electronics for over twenty years. From 1985 until 2002, Mr. Tang held the position of Chief Executive Officer of FTLHK. Mr. Tang's contributions include development of new and innovative products and creation of strategic alliances in China, Taiwan, Korea and the United States. Mr. Tang holds a Master's degree in Business Administration from the Asian Institute of Management in Manila. He is a Trustee of the AIM Scientific Foundation in the Philippines and the Hon. Treasurer of the Hongkong Federation of Information Technology.

     DAVID Y. CHEN: Mr. Chen joined the Company as CHIEF EXECUTIVE OFFICER on November 17, 2004. Mr. Chen brings with him over 13 years of managerial experience and success. He was the former Chairman and CEO of the Hartcourt Companies Inc. (OTCBB: HRCT) and CEO of V2 Technology, a leading videoconferencing technology company. Previous positions he held included Marketing Director of Time Warner's CNN Asia Pacific unit, Sales Director of Turner Broadcasting Systems Asia, and Managing Director of HelloAsia Inc. Mr. Chen holds a Bachelor of Economic degree from Monash University of Australia.

     MR. RICHARD YAN: Mr. Yan has served as the Company's director since April 28, 2003. Mr. Yan was the Financial Controller of the Hartcourt Companies Inc. (OTCBB: HRCT). Prior to joining Hartcourt in September 2002, he served as the Assistant Manager of KPMG Financial Advisory Services in Shanghai for three years, where he worked on due diligence, asset valuation work, financial analysis and business plans for M&A transactions. During the five years he was at KPMG, Mr. Yan was also a Management Consultant and Audit Manager. Mr. Yan is a Certified Public Accountant, and received his Bachelor's degree in 1997 from Shanghai Jiaotong University. Mr. Yan is currently working towards a Masters of Business Administration degree from the same university.

     MR. WILLIAM HUANG: Mr. Huang joined the board of director of the Company on November 17, 2004. Mr. Huang is the Chairman and CEO of Global Data Solutions Ltd, a venture capital backed company offering disaster recovery and business continuity services as well as other technology solutions to China's financial industry. His previous technical and management experiences include Vice President of Business Development for StockStar.com , China 's online stock trading and financial information portal, General Manager of ego365.com, an online commerce network for food stuff, and Marketing Director of China for International Distillery Venture. Mr. Huang holds a Bachelor of Science degree from Shanghai University of Science and Technology.

     JIMMY LUI:, Mr. Lui was appointed a director of the Company on November 17, 2004. Mr. Lui is the Chairman of Crown Star Consultant Limited, a Hong Kong consulting firm in the business of management consulting and software development. He is also the Managing Director & CEO of Kum Shing Asia Infrastructure Co., Ltd., a Hong Kong-based company focusing on construction and engineering contracting business in Asia . He previously worked for China Light and Power, one of the two electricity supply companies in Hongkong, for 22 years,. His other experiences included Vice President and Chief Financial Officer of Utility Consulting International in Cupertino, California USA , CellNet Field Operations and Planning Manager of Domestic Automation Company in San Carlos, California USA . Mr. Lui actively participated in the affairs of the Council of the Association of Electricity Supply Industry in East Asia and Western Pacific (AESIEAP). He founded the AESIEAP Technical Committee in 1998 and has since been elected its Chairman.

     MR. LI WAI KONG: Mr. Li was appointed a director of the Company on March 1st, 2004. Mr. Li is the Project Director of Technicon Engineering Limited, a leading engineering firm providing a comprehensive turnkey package in building services engineering in Hong Kong and Mainland China. Technicon Engineering Limited serves both the public and private sectors with services that include electrical service, air-conditioning and refrigeration, fire service and plumbing and draining services. Mr. Li has been with Technicon Engineering Limited for twenty-two years and is responsible for the company's project management and oversight of its administrative functions. Mr. Li holds a master's degree in Engineering Management from the University of Technology in Sydney, Australia.

     SAM CHONG KEEN. Mr. Sam Chong Keen is our Managing Director in Singapore. He is the co-Founder and CEO of Megatalk Pte Ltd, a telecom services company. Previously, he was Executive Vice-Chairman and CEO of Lion Teck Chiang Ltd and Managing Director of Lion Asiapac Ltd. Both companies are listed on the Main Board of the Singapore Stock Exchange (SGX). He was the Managing Director of Comfort Group Ltd and concurrently the Managing Director of Vicom Ltd where he took both companies public in 1994 and 1995 respectively. He joined the Singapore administrative service in 1978 and was transferred in 1979 to the Singapore National Trades Union Congress to manage its commercial ventures till 1987. He was also concurrently appointed by the Singapore government as the Political Secretary to the Minister for Education from 1988 to 1991 and has served on various government boards and committees. He holds Bachelor of Arts (Engineering Science and Economics) (Honors) and Master of Arts degree from Oxford University as well as Diploma from the Institute of Marketing, United Kingdom.

ELECTION AND TERM

Directors are elected to a one year term at each annual meeting of the Company's shareholders.

AUDIT COMMITTEE

The Company's audit committee is comprised of Mr. Jimmy Lui and Mr. Li Wai Kong. The Company's Board of Directors has determined that both Mr. Lui and Mr. Li constitute independent directors.

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of ours, as well as to furnish us with copies of all such filings.

As of February 28, 2005, Mr. Stephen Tang, Mr. Jimmy Liu and Mr. Richard Yan have filed their respective Form 5's under Section 16(a) of the Exchange Act.

CODE OF ETHICS

Our code of ethics, which is applicable to our directors and principal officers, is filed as an exhibit to this Form 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

None of our employees' or executive officers' total annual salary and bonus exceeds $100,000. Similarly, none of FTLHK's employees' or executive officers' compensation exceeded $100,000 or would have exceeded $100,000 on an annualized basis, for any of the fiscal years ended December 31, 2004 and 2003, other than as set forth below.

The following tables sets forth, for the fiscal year ended December 31, 2004, all compensation earned for services rendered to the Company, in all capacitates, by the individuals performing similar and related duties to those performed by a chief executive officer.

                                     COMPANY SUMMARY COMPENSATION TABLE

                                                      ANNUAL COMPENSATION
                                                      -------------------
                                                                                                 LONG-TERM
                                                                                                COMPENSATION
                                                                                                   AWARDS
                                                                                     OTHER       SECURITIES
NAME   AND   PRINCIPAL                                                               ANNUAL      UNDERLYING
POSITION                    YEAR               SALARY($)               BONUS($)   COMPENSATION     OPTIONS
--------                    ----               ---------               --------   ------------     -------
                                  $60,000 in the Company's shares (1)
Stephen Tang, President     2004                  $30,000 in cash (2)      $-           $-            $-

                            2003  $60,000 in the Company's shares (1)      $-           $-            $-

David Chen, CEO             2004                  $30,000 in cash (2)      $-           $-            $-

                            2003                                   $-      $-           $-            $-

(1) Mr. Tang's compensation was $5,000 in the Company's shares per month for services as President from May 1 2003 to October 31 2004. A total of 966,169 common shares were issued to Mr. Tang on January 3, 2005 as compensation for his service in 2004 and the year before.

(2) Starting November 1, 2004, both Mr. Tang and Mr. Chen are compensated $30,000 in cash annually for their services to the Company. Their service contracts will expire on October 31 2005.

DIRECTOR COMPENSATION

In 2004, our directors received a monthly fee of $1,000 satisfied by the issuance of our restricted common stock on a quarterly basis calculated at the average share price during the same period. Our directors do not receive any cash compensation.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security ownership of certain beneficial owners

The following table sets forth information as of December 31, 2004 with respect to persons known to us to be the beneficial owners of more than 5% of its voting securities

                                                                   PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER (1)   NUMBER OF SHARES (2)    CLASS
------------------------------------       ----------------        ----------
Allura Film Partners, Inc                        22,640,560            46.52%


(b) Security ownership of management

The following table shows the number of shares and percentage of all shares of the Company's common stock outstanding as of December 31, 2004 held by (i) each director, (ii) each executive officer of the Company, and (iii) all directors and executive officers as a group. The following table does not reflect the impact of fractional shares.

NAME AND ADDRESS OF BENEFICIAL OWNER (1)    NUMBER OF SHARES (2)    PERCENT OF CLASS
------------------------------------        ----------------        ----------------
Stephen Tang (Director, President)                  2,425,315(3)               4.98%
Richard Yan (Director)                                  3,509                  0.01%
Jimmy Lui (Director)                                   28,158                  0.06%
Officers & Directors as a Group                     2,456,978                  5.04%

(1) Unless otherwise indicated, each of these holders has an address of c/o of Financial Telecom Limited (USA), Inc., 306 Hang Bong Commercial Center, 28 Shanghai Street, Kowloon Hong Kong.

(2) For purposes of above tables, beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. The Company's common stocks subject to options, warrants or other rights to purchase that are currently exercisable or are exercisable within 60 days after December 31, 2004 are deemed outstanding for purposes of computing the percentage ownership of the persons holding such options, warrants or other rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(3)  Of which 2,424,470 shares are held through Bowland International Limited.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

None.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED TRANSACTION IN 2003

On September 1, 2003, Hartcourt, Bowland, Tang Wing On and the Company entered into an agreement for the purchase of FTLHK shares. Pursuant to the terms of the agreement, we purchased from Hartcourt all the issued shares of FTLHK and assumed certain obligations of FTLHK pertaining to Hartcourt, Bowland and Mr. Tang. As a result, the amount due to Hartcourt was assumed by us and in turn we waived such obligation from FTLHK in the amount of $697,566. In exchange for the waiver of amount due to Hartcourt, we issued 15,000,000 shares of common stock to Hartcourt.

Hartcourt was our sole shareholder before it distributed its entire shareholding in us to its shareholders on October 25, 2004. Hartcourt was a shareholder of FTLHK. Bowland and Tang Wing On were shareholders of FTLHK.

RELATED TRANSACTION IN 2004

On November 16, 2004, we issued 10,424,470 restricted common shares to Bowland International Limited ("Bowland") and parties nominated by Bowland to off-set the loan of $481,573. Mr. Stephen Tang is a director and a shareholder of Bowland.

RELATED TRANSACTION IN 2005 PRIOR TO 10K REPORTING DATE

In 2004, we accrued $81,534 as directors' compensation for the years 2004 and 2003. On January 2, 2005, we issued 636,978 restricted shares of common stock to the directors as compensation for their services in 2003 and 2004. The shares issued to each director did not exceed the amount of $60,000 in value.

On January 3, 2005, we issued 966,169 restricted shares of common stock to Mr. Stephen Tang as compensation for his services rendered FTLHK in 2003 and 2004 in the amount of $123,670.

On January 3, 2005, we issued 492,626 restricted common shares to Bowland as repayment of loan and payment of rental and interest outstanding, in the amount of $63,056. We will issue to Bowland the same amount of shares in the 2nd, 3rd and 4th quarter of 2005 to settle the remaining loan and rental outstanding, in the total amount of $189,169.

The following table summaries the key related parties of the Company:

PARTY                                                RELATION WITH THE COMPANY
-----                                                -------------------------

                               2005 BEFORE 10K                  2004                     2003
                               ---------------                  ----                     ----
Bowland                     One of its director is      One of its director is    40.4% shareholder of
                            also a director of the      also a director of the           FTLHK-
                                   Company                     Company

Stephen Tang                       Director                    Director                 Director

ITEM 13. EXHIBITS

a) The following list describes the exhibits filed as part of this Annual Report on Form 10-KSB.

Exhibit
Number            Description of Document

3.1 (1)        Articles of Incorporation of Financial Telecom Limited (USA),
               Inc.

3.2  (1)       Amended and Restated Bylaws of Financial Telecom Limited (USA),
               Inc.

10.1 (1) Agreement between Hong Kong Futures Exchange Limited and Financial Telecom Limited

10.2 (1) Market Service Datafeed Agreement between Stock Exchange Information Services Limited and Financial Telecom Limited

10.3  (2)      Option agreement dated December 14, 2004 between Fintel Group
               Limited and shareholders of Shanghai Longterms Technology
               Limited.

10.4  (2)      Option agreement dated January 5, 2005 between Fintel Group
               Limited and shareholders of Beijing JCL Technology Commerce
               Limited.

10.5  (2)      Option agreement dated January 20, 2005 between Fintel Group
               Limited and shareholders of Shanghai Qianhou Computer Technology
               Limited.

10.6  (2)      Independent contractor agreement between Fintel Group Limited and
               Mr. Sam Chong Keen.

10.7  (2)      Independent contractor agreement between Fintel Group Limited and
               Info Media Company.

10.8  (2)      Independent contractor agreement between Fintel Group Limited and
               China Digital Distribution Limited.

14.1  (2)      Code of Ethics

21.1  (2)      Subsidiaries of the registrant

23.1  (2)      Consent of Independent Auditor

24.1  (2)      Power of Attorney

31.1  (2)      Certification of David Chen, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of
               2002

31.2  (2)      Certification of Stephen Tang, pursuant to 18 U.S.C. Section
               1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley
               Act of 2002

32.1  (2)      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated herein by reference to the registrant's initial Registration Statement on Form 10-SB (File No. 000-50760) filed on May 13, 2004.

(2)  Filed herewith

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

For year ended December 31, 2004, Clancy and Co., P.L.L.C., our independent auditor, billed the fees set forth below.

                                      2004              2003 and 2002
                                      ----              -------------
Audit Fees                          $20,550               $11,250
Audit-Related Fees                        -                     -
Tax Fees                                  -                     -
All Other Fees                            -                     -

The increase in audit fee was due to the fact that we begin to file our quarterly reports (10QSB) in 2004 and incurred additional auditors' fee in connection to the review of the quarterly reports by our auditors.

For year ended December 31, 2004, we paid CCIF CPA Limited, our Hongkong auditors, fees set forth below.

                                     2004               2003 and 2002
                                     ----               -------------
Audit Fees                          $7,692                 $8,333
Audit-Related Fees                       -                      -
Tax Fees                                 -                      -
All Other Fees                           -                      -

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FINANCIAL TELECOM LIMITED (USA), INC.

                                      By: /s/ Stephen Tang
                                         ------------------------------------
                                         Stephen Tang, President
Date: March 29, 2005

                                      By: /s/ David Chen
                                         ------------------------------------
                                         David Chen, Chief Executive Officer
Date: March 29, 2005

                      FINANCIAL TELECOM LIMITED (USA), INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


Report of Independent Registered Public Accounting Firm......................F-2

Consolidated Balance Sheet...................................................F-3

Consolidated Statements of Operations .......................................F-4

Consolidated Statements of Changes in Stockholders' Deficiency...............F-5

Consolidated Statements of Cash Flows .......................................F-6

Notes to Consolidated Financial Statements ..................................F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Financial Telecom Limited (USA), Inc.

We have audited the accompanying consolidated balance sheet of Financial Telecom Limited (USA), Inc., a Nevada Corporation, and Subsidiaries (the "Company") as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders' deficiency, and cash flows for years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards established by the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2004, and the consolidated results of its operations and its cash flows for the period indicated in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has limited capital resources and recurring net losses resulting in a significant accumulated deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Clancy and Co., P.L.L.C.
Phoenix, Arizona

March 29, 2005

                      FINANCIAL TELECOM LIMITED (USA), INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004

--------------------------------------------------------------------------------

ASSETS
------
Current assets
   Cash and cash equivalents                                      $     303,045
   Trade receivables                                                     27,749
   Stock subscription receivable                                        216,980
                                                                  -------------
Total current assets                                                    547,774

Fixed assets, net                                                         1,552
                                                                  -------------

TOTAL ASSETS                                                      $     549,326
                                                                  =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------
Current liabilities
   Trade payables and accrued liabilities                         $     607,860
   Deferred revenue                                                      16,128
   Due to related parties                                                44,666
                                                                  -------------
Total current liabilities                                               668,654

Stockholders' deficiency
   Common stock: $0.001 par value; 500,000,000 shares
     authorized and 48,668,704 shares issued and outstanding             48,669
   Additional paid-in capital                                         2,514,100
   Stock subscriptions                                                  849,406
   Accumulated deficit                                               (3,531,503)
                                                                  -------------
Total stockholders' deficiency                                         (119,328)
                                                                  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                    $     549,326
                                                                  =============



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      FINANCIAL TELECOM LIMITED (USA), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             YEARS ENDED DECEMBER 31

--------------------------------------------------------------------------------

                                                       2004            2003
                                                   ------------    ------------
Service fee income                                 $    287,974    $    373,476

Costs of sales                                          238,070         288,424
                                                   ------------    ------------

Gross profit                                             31,904          85,052

Operating expenses
   General and administrative expenses                  544,382         235,238
                                                   ------------    ------------

Operating loss                                         (512,478)       (150,186)

Other income (expense)
   Other income                                               -          54,202
   Write off goodwill - disposal of subsidiary         (117,022)              -
   Interest expense                                     (59,662)        (38,856)
                                                   ------------    ------------
Total other income (expense)                           (176,684)         15,346
                                                   ------------    ------------

Net loss before minority interest and taxes            (689,162)       (134,840)

Minority interest                                           915          62,058

Provision for income taxes                                    -               -
                                                   ------------    ------------

Net loss                                           $   (688,247)   $    (72,782)
                                                   ============    ============

Loss per share                                     $      (0.04)   $      (0.02)
                                                   ============    ============

Weighted average shares outstanding                  16,558,270       4,602,840
                                                   ============    ============



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                FINANCIAL TELECOM LIMITED (USA), INC.
                                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                                       YEARS ENDED DECEMBER 31

------------------------------------------------------------------------------------------------------------------------------------

                                    COMMON        COMMON      ADDITIONAL
                                    STOCK         STOCK        PAID-IN          TREASURY      STOCK       ACCUMULATED
                                   (SHARES)      (AMOUNT)      CAPITAL           STOCK    SUBSCRIPTIONS     DEFICIT        TOTAL
                              -----------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002        8,484,339    $1,087,736    $        -        $      -    $        -    $(2,770,474)   $(1,682,738)

Purchase own shares              (3,519,349)     (451,198)      451,199              (1)            -              -              -

Recapitalization
   Acquisition of FTL net
     book value                     100,000           100          (100)              -             -              -              -
   Retire old shares of
     FTL HK                      (4,964,990)     (636,538)      636,537               1             -              -              -

Conversion of debt to
   equity                        15,000,000        15,000       682,566               -             -              -        697,566

Net loss                                  -             -             -         (72,782)      (72,782)
                              -----------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2003       15,100,000        15,100     1,770,202               -             -     (2,843,256)    (1,057,954)

Conversion of debt to
   equity                        10,703,144        10,703       483,744               -             -              -        494,447

Fractional shares issued            225,000           225          (225)              -             -              -              -

Common stock for cash            22,640,560        22,641       260,379               -             -              -        283,020

Stock subscriptions to
   settle debt                            -             -             -               -       632,426              -        632,426

Stock subscriptions for
   cash                                   -             -             -               -       216,980              -        216,980

Net loss                                  -             -             -               -             -       (688,247)      (688,247)
                              -----------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2004       48,668,704    $   48,669    $2,514,100        $      -    $  849,406    $(3,531,503)   $  (119,328)
                              =====================================================================================================


                             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                                                F-5

                             FINANCIAL TELECOM LIMITED (USA), INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    YEARS ENDED DECEMBER 31

---------------------------------------------------------------------------------------------

                                                                     2004            2003
                                                                 ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                         $   (688,247)   $    (72,782)
   Adjustments to reconcile net loss to net cash flows used
     in operating activities
      Depreciation                                                      5,602           8,272
      Write off goodwill - disposal of subsidiary                     117,022               -
      Minority interest                                                  (915)        (62,058)
   Changes in assets and liabilities
      (Increase) decrease in trade receivables                         (1,864)        (25,885)
      (Increase) decrease in other current assets                         416           1,850
      Increase (decrease) in trade and other payables                 330,998         (30,673)
      Increase (decrease) in deferred revenue                         (23,176)        (14,321)
                                                                 ------------    ------------
Net cash used in operating activities                                (260,164)       (195,597)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from the sale of common stock                             283,020               -
   Advances from related parties                                      227,944         244,017
                                                                 ------------    ------------
Net cash flows provided by financing activities                       510,964         244,017
                                                                 ------------    ------------

INCREASE IN CASH AND CASH EQUIVALENTS                                 250,800          48,420

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                           52,245           3,825
                                                                 ------------    ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                           $    303,045    $     52,245
                                                                 ============    ============

CASH PAID FOR INTEREST AND INCOME TAXES                                     -               -

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
   Conversion of debt to equity                                  $    494,447               -
                                                                 ============    ============
   Stock subscriptions - obligation to issue shares for
     debt settlements                                            $    632,426               -
                                                                 ============    ============



          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                             F-6

                      FINANCIAL TELECOM LIMITED (USA), INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------


NOTE 1 - ORGANIZATION / SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND DESCRIPTION OF BUSINESS

Financial Telecom Limited (USA), Inc. (the "Company" or "FTL") was incorporated on April 28, 2003, under the laws of the State of Nevada, with an authorized capital of 500,000,000 shares of $0.001 par value common stock. Upon incorporation, 100% of the outstanding shares (100,000 shares) were held by The Hartcourt Companies, Inc. ("Hartcourt"), a public company incorporated and listed on the Over-The-Counter Bulletin Board ("OTCBB") in the United States of America.

On September 10, 2003, FTL purchased from Hartcourt all of the outstanding shares of common stock of Financial Telecom Limited ("FTL HK"), a private Hong Kong company organized in 1983, and assumed certain obligations of FTL HK pertaining to Hartcourt. As consideration for the transaction, the Company issued to Hartcourt 15,000,000 shares of the Company's common stock and FTL HK became a wholly-owned subsidiary. The transaction was accounted for as a recapitalization of FTL, which continues as the reporting entity for legal purposes and FTL HK, which continues as the accounting acquirer for accounting purposes.

On October 26, 2004, Hartcourt filed a DEF 14C with the Securities and Exchange Commission announcing its intention to distribute all the 15,100,000 common shares to holders of Hartcourt common stock on a pro-rata basis. In accordance with the filed DEF 14C, Hartcourt distributed to each record holder on October 25, 2004 (the "Record Date") 0.087965218 shares of the Company's common stock for each share of Hartcourt common stock owned on the Record Date. Additionally, on October 25, 2004, the Company issued an additional 225,000 fractional shares to complete the spin-off.

In November 2004, FTL HK purchased the remaining 49% interest in Financial Wireless International Limited ("FWI") from Nice Voice Investment Holdings limited with zero consideration. After the share purchase, FWI became a wholly-owned subsidiary of FTL HK. Goodwill resulting from the acquisition totaled $117,022 and was fully written off due to impairment.

The Company, through its subsidiaries, is principally engaged in the provision of telecommunication and financial quotation services and is headquartered in Hong Kong.


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. The results of subsidiaries acquired or disposed of during the periods presented are consolidated from or to their effective dates of acquisition or disposal. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates.

Fair value of financial instruments - For certain of the Company's financial instruments, including cash and cash equivalents, current receivables and payables, and amounts due to related parties, the carrying amounts approximate fair values due to their short maturities.

Related party transactions - A related party is generally defined as (i) any person that holds 10% or more of the Company's securities and their immediate families, (ii) the Company's management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Cash and cash equivalents - The Company considers all short-term, highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Concentration of credit risk - The Company's concentration of credit risk is represented by the following: (i) the Company's main operating unit derives revenues principally from services provided in the Hong Kong market; (ii) the Company has two customers that each individually accounted for more than 10% of income; and (iii) 95% of the balance in trade receivables represents two customers.

Fixed assets - Fixed assets, stated at cost, are depreciated over the estimated useful lives of the assets using the straight-line method. Remaining depreciable assets are being depreciated over three years. Significant improvements and betterments are capitalized. Routine repairs and maintenance are expensed when incurred. Gains and losses on disposal of fixed assets are recognized in the statement of operations based on the net disposal proceeds less the carrying amount of the assets. Depreciation expense charged to operations for 2004 was $5,602 (2003: $8,272).

Long-lived assets - Long-lived assets, such as fixed assets, are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

Revenue recognition - Revenues are recognized when the services are performed.

Allowance for doubtful accounts - The Company presents accounts receivable, net of allowances for doubtful accounts, to ensure accounts receivable are not overstated due to uncollectibility. The allowances are calculated based on detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting the Company's customer base. The Company reviews a customer's credit history before extending credit. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. There is no provision for doubtful accounts included in these financial statements.

Advertising costs - Advertising costs are expensed as incurred and were immaterial to the overall financial statements for both periods presented.

Income taxes - The Company recognizes deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year the differences are expected to reverse. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Comprehensive income - The Company includes items of other comprehensive income by their nature in a financial statement and displays the accumulated balance of other comprehensive income separately in the equity section of the balance sheet.

Foreign currency translation - The reporting currency used in the preparation of these consolidated financial statements is U.S. dollars. Local currencies are the functional currencies for the Companies subsidiaries. For the purpose of consolidation, assets and liabilities of subsidiaries with functional currencies other than U.S. dollars are translated into U.S. dollars at the applicable rates of exchange in effect at the balance sheet date and income and expense items are translated into U.S. dollars at the average applicable rates during the year. Translation gains and losses resulting from fluctuations in exchange rates are recorded as a separate component of other comprehensive income within stockholders' equity as cumulative translation adjustments. Gains and losses resulting from foreign currency transactions are included in results of operations.

Earnings per share - Basic earnings per share ("EPS") is calculated using net earnings (loss) (numerator) divided by the weighted-average number of shares outstanding (denominator) during the reporting period. Diluted EPS includes the effect from potential dilutive securities and is equal to basic loss per share for all periods presented because there are no potential dilutive securities. All per share and per share information is adjusted retroactively to reflect stock splits and changes in par value.

Recent accounting pronouncements - The Financial Accounting Standards Board issued the following new accounting pronouncements during 2004:

In March 2004, the EITF reached consensus on EITF Issue No. 03-6, "Participating Securities and the Two Class Method under FASB Statement No. 128" ("EITF 03-6"). EITF 03-6 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in the dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-6 also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004 and requires retroactive restatement of prior earning per share amounts. This statement does not affect the Company.

In June 2004, the FASB issued EITF Issue No. 02-14, "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock." EITF Issue No. 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF Issue No. 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF Issue No. 02-14 are effective for the reporting period beginning after September 15, 2004. This statement does not affect the Company.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after November 23, 2004. This statement does not affect the Company.

In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123R). SFAS 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." SFAS 123R is effective for interim reporting period that begins after June 15, 2005. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on the Company's consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67," which discusses the accounting and reporting of real estate time-sharing transactions. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, and restatement of previously issued financial statements is not permitted. This statement does not affect the Company.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29." The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. This Statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance--that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, applied prospectively. This statement does not affect the Company.


NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has limited capital resources and recurring net losses resulting in a significant accumulated deficit. The Company is subject to a number of business risks affecting companies at a similar stage of development, including competition from companies with greater resources and alternative technologies, the ability to obtain financing to fund future operations, dependence on new product introductions in a rapidly changing technological environment, dependence on a limited number of customers, dependence on key employees and the ability to attract and retain additional qualified personnel to manage the anticipated growth of the Company. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

To meet these objectives, at year end the Company raised $500,000 pursuant to a private offering of its common stock. Additionally, certain directors have agreed to provide adequate funds for the Company to meet its obligations as they become due. The Company may also seek additional equity and raise funds through private or public equity investment in order to support existing operations and expand the range and scope of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all. Should the Company be unable to continue as a going concern, it may have to cease operations. Management believes that actions presently taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time.


NOTE 3 - STOCKHOLDERS' EQUITY TRANSACTIONS

CONVERSION OF DEBT TO EQUITY

Pursuant to a Stock Purchase Agreement by and between FTL HK and the Hartcourt Companies Inc. ("Hartcourt") dated August 19, 1999, Hartcourt acquired 4,964,990 ordinary shares of FTL HK, representing approximately 59% of the share capital of FTL HK. In September 2003, FTL HK repurchased 3,427,349 shares and 92,000 shares of the ordinary shares of FTL HK from Bowland International Limited ("Bowland") and Tang Wing On ("Tang"), respectively. As a result of this repurchase, Hartcourt became the sole shareholder of FTL HK. Bowland and Tang were granted one year options, expiring on September 1, 2004, to either (i) purchase a proportionate number of new shares of the Company's common stock or
(ii) the option of converting amounts owed to them in lieu of purchasing a proportionate number of new shares. Bowland and Tang both exercised their option available to convert loans payable to them for the issuance of the Company's restricted common stock. Accordingly, the Company issued 10,703,144 shares of restricted common stock to convert $494,447 in loans payable to equity.

FRACTIONAL SHARES

As a result of Hartcourt's spin-off of its subsidiary, the Company issued an additional 225,000 shares of its common stock resulting from fractional shares.

STOCK SUBSCRIPTIONS

Stock subscriptions totaling $849,406 represent the following:

(I) PROCEEDS FROM THE SALE OF COMMON STOCK - $500,000

Pursuant to a Stock Sale Agreement dated November 24, 2004, the Company sold 40,000,000 shares of its restricted common stock at $0.0125 per share to Allura Film Partners, Inc. (an unrelated party) for gross proceeds of $500,000 without warrants. The Company received cash proceeds of $283,020 during December 2004 and received the remaining funds, $216,980, in January 2005.

(II) SETTLEMENT OF DEBT - $632,426

In December 2004, the Company reached debt settlement agreements with certain creditors, including previous and current directors of the Company, to convert their debts into the issuance of the Company's restricted common stock payable in four quarterly installments. The number of shares to be issued under the first installment was calculated either (i) based on the average closing price ($0.128) of the Company's shares traded at the OTCBB in the last 10 trading days in December 2004 or (ii) at an agreed upon conversion price of $0.04 per share. The debts to be converted are as follows:

                                                      DEBTS
                                                 TO BE CONVERTED
                                                 ---------------
Loans payable, rental and accrued
  interest - related parties                     $      551,111
Accounts payable and accrued liabilities                 81,315
                                                 ---------------
                                                 $      632,426
                                                 ===============

Subsequent to year end, the Company issued 3,294,549 shares during March 2005, payable under the first installment. The remaining balance of shares are payable ratably over the remaining quarters in 2005 and the number of shares to be issued will be based on the average closing price of the Company's shares as quoted on the OTCBB in the previous 30 days before the issuance. (See Note 8)


NOTE 4 - RELATED PARTY TRANSACTIONS

THE FOLLOWING IS A SUMMARY OF SIGNIFICANT RELATED PARTY PURCHASE TRANSACTIONS, WHICH WERE CARRIED OUT IN THE NORMAL COURSE OF THE COMPANY'S BUSINESS:

                                                        2004         2003
                                                     ------------------------
Bowland International Limited
  Loan interest expense                              $   43,568   $   38,856
  Rental charge for leased office space              $   21,552   $   24,615
  Management fee                                     $   43,785   $   43,785

Topomedia International Limited
  Rental charge for leased office space              $   10,615   $   14,462
  Interest expense                                   $    2,464            -


Both entities are related companies with a common director. Loan interest was charged at prime rate plus 3% per annum. (See Note 3)

AMOUNTS DUE TO RELATED PARTIES ARE UNSECURED, INTEREST-FREE, HAVE NO FIXED TERMS OF REPAYMENT, AND CONSISTED OF THE FOLLOWING AT DECEMBER 31:

   Due to a former minority shareholder              $   23,077
   Due to directors                                      21,588
                                                     ----------
                                                     $   44,665
                                                     ==========

NOTE 5 - FIXED ASSETS

Fixed assets consist of the following:

Office equipment                                    $   60,581
Furniture and equipment                                 21,417
Computer and transmission equipment                     52,842
                                                    ----------
Total                                                  134,840
Less accumulated depreciation                          133,288
                                                    ----------
Net book value                                      $    1,552
                                                    ==========

NOTE 6 - INCOME TAXES

No provision for U.S. federal income tax has been provided for in the financial statements as the parent company had a loss position. No provision for Hong Kong profits tax has been provided for in the financial statements as the Company's subsidiary operations had no assessable profits for the year.

THE FOLLOWING TABLE RECONCILES THE STATUTORY RATES TO THE COMPANY'S EFFECTIVE
RATE:

                                                       2004          2003
                                                    ----------    ----------
U.S. statutory rate                                       34.0%         34.0%
Hong Kong profits tax                                     17.5          17.5
Change in valuation allowance                            (51.5)        (51.5)
                                                    ----------    ----------
                                                             -             -
                                                    ==========    ==========

There is no current or deferred tax expense for the periods presented due to the Company's loss position. The Company has fully reserved for any benefits of these losses because the Company believes sufficient uncertainty exists regarding the realizability of the net operating loss carryforwards and other timing differences for the periods presented.

THE COMPONENTS OF NET DEFERRED INCOME TAX ASSET CONSISTED OF THE FOLLOWING:

                                                       2004          2003
                                                    ----------    ----------
Deferred tax assets
   U.S. Federal net operating loss carryforwards    $  112,000    $        -
   Hong Kong net operating loss carryforwards          776,000       740,000
   Deductible temporary differences                      4,000         5,000
                                                    ----------    ----------
                                                       892,000       745,000

Less valuation allowance                               892,000       745,000
                                                    ----------    ----------

Net deferred income tax asset                                -             -
                                                    ==========    ==========

The net increase in the valuation allowance for 2004 was approximately $147,000 (2003: $77,000). The Company has U.S. federal net operating loss carryforwards of approximately $300,000 that expire in 2024 and Hong Kong net operating loss carryforwards of approximately $4,900,000 that have no expiration date.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES - The Company is committed under various noncancelable operating leases which expire through February 2006. Rent expense charged to operations for 2004 was approximately $33,000 (2003: $40,000). Future minimum rental commitments under noncancelable leases are as follows-2005: $35,000 and 2006: $2,000.


NOTE 8 - SUBSEQUENT EVENTS

THE COMPANY ISSUED THE FOLLOWING SHARES OF COMMON STOCK SUBSEQUENT TO YEAR END:

(i) In January 2005, the Company completed the sale of 40,000,000 shares of common stock for cash consideration of $500,000 and issued an additional 17,359,440 shares of common stock.

(ii) In February 2005, the Company issued an aggregate of 12,173,338 shares of its common stock as consideration for an equity interest in various entities and as consideration for the purchase of convertible notes pursuant to certain Option Agreements as follows:

     o On December 14, 2004, the Company entered into an Option Agreement ("Agreement"), with all of the shareholders (the "Sellers") of Shanghai Longterms Technology Ltd. ("Longterms"). Longterms is a privately held company organized under the laws of the People's Republic of China. Pursuant to the terms of the Agreement, the Company had the option to acquire from the Sellers 19% of the total equity interest of Longterms for a purchase price of $130,474. On February 21, 2005, the Company exercised its option under the Agreement to purchase such 19% equity stake from the Sellers and by mutual agreement the purchase price for such equity stake was satisfied by the Company issuing to the Sellers 2,461,773 shares of its common stock in lieu of the cash purchase price. Also on February 21, 2005, the Company exercised an option under the Agreement to purchase a non-interest bearing convertible note from the Sellers. The note was purchased for 2,073,072 shares of the Company's common stock. At any time on or before December 14, 2014, the note is convertible by the Company without the payment of any additional consideration into 16% of the entire equity interest of Longterms as of the date of the Agreement or, at the Company's election, $109,873 in cash to be paid to the Company by the Sellers.

     o On January 5, 2005, the Company entered into an Option Agreement ("Agreement"), with all of the shareholders (the "Sellers") of Beijing JCL Technology Commerce Ltd. ("JCL"). JCL is a privately held company organized under the laws of the People's Republic of China. Pursuant to the terms of the Agreement, the Company had the option to acquire from the Sellers 19% of the total equity interest of JCL for a purchase price of $155,697. On February 21, 2005, the Company exercised its option under the Agreement to purchase such 19% equity stake from the Sellers and by mutual agreement the purchase price for such equity stake was satisfied by the Company issuing to the Sellers 2,937,677 shares of its common stock in lieu of the cash purchase price. Also on February 21, 2005, the Company exercised an option under the Agreement to purchase a non-interest bearing convertible note from the Sellers. The note was purchased for 1,700,761 shares of the Company's common stock. At any time on or before January 5, 2015 the note is convertible by the Company without the payment of any additional consideration into 11% of the entire equity interest of JCL as of the date of the Agreement or, at the Company's election, $90,140 in cash to be paid to the Company by the Sellers.

     o On January 20, 2005, the Company entered into an Option Agreement ("Agreement"), with all of the shareholders (the "Sellers") of Shanghai Qianhou Computer Technology Ltd. ("Qianhou"). Qianhou is a privately held company organized under the laws of the People's Republic of China. Pursuant to the terms of the Agreement, the Company had the option to acquire from the Sellers 19% of the total equity interest of Qianhou for a purchase price of $86,316. On February 21, 2005, the Company exercised its option under the Agreement to purchase such 19% equity stake from the Sellers and by mutual agreement the purchase price for such equity stake was satisfied by the Company issuing to the Sellers 1,628,601 shares of its common stock in lieu of the cash purchase price. Also on February 21, 2005, the Company exercised an option under the Agreement to purchase a non-interest bearing convertible note from the Sellers. The note was purchased for 1,371,454 shares of the Company's common stock. At any time on or before January 20, 2015 the note is convertible by the Company without the payment of any additional consideration into 16% of the entire equity interest of Qianhou as of the date of the Agreement or, at the Company's election, $72,687 in cash to be paid to the Company by the Sellers.

(iii) In March 2005, the Company issued 3,294,549 shares to settle debts. The Company's Board of Directors authorized the issuance of restricted common stock to settle outstanding fees and financial obligations to certain creditors, including all previous and current directors of the Company. The remaining balance of shares are payable ratably over the remaining quarters in 2005 and the number of shares to be issued will be based on the average closing price of the Company's shares as quoted on the OTCBB in the previous 30 days before the issuance. (See Note 3)

AS OF THE DATE OF ISSUANCE OF THESE FINANCIAL STATEMENTS, TOTAL SHARES ISSUED AND OUTSTANDING ARE 81,496,031.