Form 10QSB
period 2005-03-31
FINANCIAL TELECOM LIMITED USA INC
filed 2005-05-06
CIK 1288195

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Act Of 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

    306, Hang Bong Commercial Center, 28 Shanghai Street, Kowloon, Hong Kong
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                 (852) 2868 0668
                                 --------------
                           (Issuer's telephone number)

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

Common Stock: $0.001 par value: 84,004,913 shares outstanding as of April 15, 2005 (latest practicable date).

                      FINANCIAL TELECOM LIMITED (USA), INC.
                                   FORM 10-QSB
                                      INDEX

                                                                            PAGE

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements and Condensed Notes -
               Quarter Ended March 31, 2005                                   2

Item 2.    Management's Discussion and Analysis or Plan of Operation         11

Item 3.    Controls and Procedures                                           14

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                 15

Item 2.    Changes in Securities and Use of Proceeds                         15

Item 3.    Default Upon Senior Securities                                    15

Item 4.    Submission of Matters to a Vote of Security Holders               15

Item 5.    Other Information                                                 15

Item 6.    Exhibits and Reports on Form 8-K                                  16

           Signatures                                                        16

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

                      FINANCIAL TELECOM LIMITED (USA), INC.
                       INTERIM CONSOLIDATED BALANCE SHEETS
                        AS OF MARCH 31, 2005 (UNAUDITED)

(STATED IN U.S. DOLLARS)
 ASSETS                                                              MARCH 31,
                                                                       2005
                                                                    (UNAUDITED)
Current assets
   Cash and cash equivalents                                        $   173,607
   Trade receivables                                                     34,029
   Prepayments and other current assets                                  12,983
                                                                    -----------
Total current assets                                                    220,619

Long term investment                                                    645,187

Fixed assets, net                                                         1,129
                                                                    -----------

TOTAL ASSETS                                                        $   866,935
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Trade payables and accrued liabilities                           $   310,430
   Deferred revenue                                                      31,512
   Due to related parties                                                23,553
                                                                    -----------
Total current liabilities                                               365,495

Stockholders' equity
   Common stock: $0.001 par value; 500,000,000 shares authorized and issued and outstanding shares: 81,496,031
   Common stock                                                          81,496
   Additional paid-in capital                                         3,762,199
   Stock subscriptions                                                  232,820
   Accumulated other comprehensive loss                                     (23)
   Accumulated deficit                                               (3,575,052)
                                                                    -----------
Total stockholders' equity                                              501,440
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $   866,935
                                                                    ===========



(SEE CONDENSED NOTES TO THE FINANCIAL STATEMENTS.)

                      FINANCIAL TELECOM LIMITED (USA), INC.
            INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                       FOR THE THREE MONTHS ENDED MARCH 31

                                                      2005             2004
                                                  ------------     ------------
Service fee income                                $     78,712     $     76,511

Costs of sales                                          41,197           73,440
                                                  ------------     ------------

Gross profit                                            37,515            3,071

Operating expenses
   General and administrative expenses                  99,661           71,373
                                                  ------------     ------------

Operating loss                                         (62,146)         (68,302)

Other income (expense)
   Other income                                         18,597               --
   Interest expense                                         --          (10,152)
                                                  ------------     ------------
Total other income (expense)                            18,597          (10,152)
                                                  ------------     ------------

Net loss before minority interest and taxes            (43,549)         (78,454)

Minority interest                                           --          (31,663)

Provision for income taxes                                  --               --
                                                  ------------     ------------

Net loss                                               (43,549)        (110,117)

Foreign currency translation loss                          (23)              --
                                                  ------------     ------------
Total comprehensive loss                          $    (43,572)    $   (110,117)
                                                  ============     ============

Loss per share                                    $    (0.0006)    $    (0.0073)
                                                  ============     ============

Weighted average shares outstanding                 73,753,063       15,100,000
                                                  ============     ============


(SEE CONDENSED NOTES TO THE FINANCIAL STATEMENTS.)


                      FINANCIAL TELECOM LIMITED (USA), INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              PERIOD ENDED MARCH 31

                                                                      2005          2004
                                                                    ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                            $ (43,549)    $(110,117)
   Adjustments to reconcile net loss to net cash flows used in operating activities
      Depreciation                                                        423         1,932
      Compensation cost for options issued for services rendered        4,553            --
      Gain on waive off debt                                          (18,597)           --
      Expense satisfied by stock subscription                          14,600            --
      Minority interest                                                    --        31,663
   Changes in assets and liabilities
      (Increase)/decrease in trade receivables                         (6,280)        3,698
      (Increase) in other current assets                              (12,983)      (14,034)
      (Decrease)/increase  in trade and other payables               (278,833)       32,480
      Increase in deferred revenue                                     15,384         1,160
                                                                    ---------     ---------
Net cash used in operating activities                                (325,282)      (53,218)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from the sale of common stock                             216,980            --
   Advances from related parties                                           --        28,361
   Repayments to related parties                                      (21,113)      (24,135)
                                                                    ---------     ---------
Net cash flows provided by financing activities                       195,867         4,226

Foreign currency effect on cash                                           (23)           --

DECREASE IN CASH AND CASH EQUIVALENTS                                (129,438)      (48,992)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD                    303,045        52,245
                                                                    ---------     ---------

CASH AND CASH EQUIVALENTS, END OF THE PERIOD                        $ 173,607     $   3,253
                                                                    =========     =========

CASH PAID FOR INTEREST                                                     --     $  10,152
CASH PAID FOR INCOME TAXES                                                 --            --

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
   Investment by issuance of common stock                           $ 645,187            --
                                                                    =========     =========
   Common stock issued to settle debts                              $ 414,206            --
                                                                    =========     =========
   Stock subscriptions for services rendered                        $  14,600            --
                                                                    =========     =========
   Compensation cost for options issued for services rendered       $   4,553            --
                                                                    =========     =========


                SEE CONDENSED NOTES TO THE FINANCIAL STATEMENTS.





                                                FINANCIAL TELECOM LIMITED (USA), INC.
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                  THREE MONTHS ENDED MARCH 31, 2005

                                                                                                        ACCUMULATED
                                   COMMON        COMMON       ADDITIONAL                                   OTHER
                                    STOCK         STOCK         PAID-IN       STOCK      ACCUMULATED   COMPREHENSIVE
                                   (SHARES)      (AMOUNT)       CAPITAL    SUBSCRIPTIONS   DEFICIT      INCOME(LOSS)       TOTAL
                                  -----------   -----------   -----------   -----------   -----------    -----------    -----------

BALANCE, DECEMBER 31, 2004         48,668,704   $    48,669   $ 2,514,100   $   849,406   $(3,531,503)   $        --    $  (119,328)

Common stock issued
  to acquire investments
  in other companies               12,173,338        12,173       633,014            --            --        645,187
Common stock issued for cash       17,359,440        17,359       199,621      (216,980)           --             --              0
Common stock issued to
  settle debt                       3,294,549         3,295       410,911      (414,206)           --             --              0
Common stock subscriptions
  in lieu of directors' fee                --            --            --        12,600            --             --         12,600
Common stock subscriptions
  in lieu of service rendered              --            --            --         2,000            --             --          2,000
Compensation cost for options
  issued for services rendered             --            --         4,553            --            --             --          4,553
Foreign currency translation loss          --            --            --            --            --            (23)           (23)
Net loss                                   --            --            --            --       (43,549)            --        (43,549)
                                  -----------   -----------   -----------   -----------   -----------    -----------    -----------
BALANCE, MARCH 31, 2005            81,496,031   $    81,496   $ 3,762,199   $   232,820   $(3,575,052)   $       (23)   $   501,440
                                  ===========   ===========   ===========   ===========   ===========    ===========    ===========

                                          SEE CONDENSED NOTES TO THE FINANCIAL STATEMENTS.

                                                                 5

                      FINANCIAL TELECOM LIMITED (USA), INC.
           CONDENSED NOTES - INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

NOTE 1 - BASIS OF PRESENTATION
------------------------------

Financial Telecom Limited (USA), Inc. ("the Company", "We" or "us") was incorporated on April 28, 2003, under the laws of the State of Nevada, with an authorized capital of 500,000,000 shares of $0.001 par value common stock. Through our wholly-owned subsidiaries, we provide financial advisory, financial information and direct investment to corporations in Mainland China, Hong Kong and certain Southeast Asian countries.

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of our management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These condensed financial statements and accompanying notes should be read in conjunction with our annual financial statements and the notes thereto for the year ended December 31, 2004, included in our Annual Report on Form 10KSB, filed with the Securities and Exchange Commission.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, we have a negative working capital and a significant accumulated deficit. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to meet our financing requirements, and the success of our future operations. We may seek additional equity and raise funds through private or public equity investment in order to support existing operations and expand the range and scope of our business. There is no assurance that such additional funds will be available to us on acceptable terms, if at all. Should we be unable to continue as a going concern, we may have to cease our operations. We believe that actions presently taken to revise our operating and financial requirements provide the opportunity for us to continue as a going concern. Our ability to achieve these objectives cannot be determined at this time.


NOTE 2 - RELATED PARTY TRANSACTIONS
-----------------------------------

THE FOLLOWING IS A SUMMARY OF SIGNIFICANT RELATED PARTY PURCHASE TRANSACTIONS, WHICH WERE CARRIED OUT IN THE NORMAL COURSE OF THE COMPANY'S BUSINESS:

                                                         2005           2004
                                                     ------------  ------------
Bowland International Limited
  Loan interest expense                              $         --  $     10,152
  Rental charge for leased office space              $      5,307  $      8,912


Bowland International Limited is a related company with a common director. Loan interest in 2004 was calculated at prime rate plus 3% per annum.

AMOUNTS DUE TO RELATED PARTIES ARE UNSECURED, INTEREST-FREE, HAVE NO FIXED TERMS OF REPAYMENT, AND CONSISTED OF THE FOLLOWING AT MARCH 31 2005:

   Due to a former minority shareholder                            $     23,077
   Due to a director                                                        476
                                                                   ------------
                                                                   $     23,553
                                                                   ============

NOTE 3 - EARNINGS PER SHARE
---------------------------

Basic loss per share is based on the weighted average number of common shares outstanding and diluted loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Earnings
(loss) per share is calculated by dividing the net profit (loss) for the period by the weighted average shares outstanding during the period. All loss per share amounts in these financial statements are basic loss per share as defined by SFAS No. 128, "Earnings Per Share." Diluted weighted average shares outstanding exclude the potential common shares from options outstanding because to do so would be antidilutive.


NOTE 4 - SEGMENT INFORMATION
----------------------------

During the three months ended March 31, 2005, we operated in two principal segments: merchant banking service and financial data service. Before 2005, we generated our income mainly from financial data service.

We do not allocate any general and administrative expenses or assets to our operating segments as we do not use this information to measure the performance of the sectors.

Income performance in the three months ended March 31, 2005 is as follows:

                                Merchant banking    Financial data
                                   services            service         Total
                                 -----------------------------------------------
Service fee income               $      32,260           46,452         78,712
Costs of sales                   $      10,753           30,444         41,197
                                 -----------------------------------------------
Gross profit                     $      21,507           16,008         37,515
                                 ===============================================

Income performance in the three months ended March 31, 2004 is as follows:

                                Merchant banking    Financial data
                                   services            service         Total
                                 -----------------------------------------------
Service fee income               $          --           76,511         76,511
Costs of sales                   $          --           73,440         73,440
                                 -----------------------------------------------
Gross profit                     $                        3,071          3,071
                                 ===============================================


NOTE 5 -STOCKHOLDERS' EQUITY TRANSACTIONS
-----------------------------------------

STOCK SUBSCRIPTIONS

Stock subscriptions represent the following:

(i) PROCEEDS FROM THE SALE OF COMMON STOCK - $500,000

Pursuant to a Stock Sale Agreement dated November 24, 2004, we sold 40,000,000 shares of our restricted common stock at $0.0125 per share to Allura Film Partners, Inc., an unrelated party, for gross proceeds of $500,000 without warrants. We received cash proceeds of $283,020 in December 2004. We received the balance of $216,980 in January 2005 and issued 17,539,440 shares.

(ii) SETTLEMENT OF DEBT - $632,426

In December 2004, we reached debt settlement agreements with certain creditors, including our previous and current directors, to convert their debts into our restricted common stock. The number of shares to be issued in the first installment was calculated based on: (i) the average closing price ($0.128) of our common stock traded on the Over-the Counter Bulletin Board ("OTCBB") in the last 10 trading days in December 2004 or (ii) at an agreed conversion price of $0.04 per share. The debts to be converted are as follows:

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
                                                                 ===============


In accordance with the settlement agreements, we issued 3,294,549 shares to settle debts in the amount of $414,206 in March 2005 under the first installment. The balance of $218,220 is payable over the remaining 3 quarters in 2005. The number of shares to be issued will be based on the average closing price of our common stock on the OTCBB of each quarter. In April 2005, we issued 699,424 shares to settle debts of $72,740 (see Note 6).

(iii) SUBSCRIPTION IN LIEU OF DIRECTORS' FEE $12,600

In March 2005, we reached agreements with our directors for the payment of their fees by our restricted common stock on a quarterly basis calculated at the average closing share price on the OTCBB of each quarter. Each director is paid a basic fee of $500 per month and an additional fee of $600 for each meeting attended. In April 2005, we issued 121,252 shares to settle fees due of $12,600 (see Note 6).

(iv) SUBSCRIPTION IN LIEU OF SERVICE RENDERED $2,000

In March 2005, we reached an agreement with Avalon Partners ("Avalon") to conduct certain investor relations work for us for a term of twelve (12) months commencing March 15, 2005 and terminating March 16, 2006. The agreement is cancelable at any time by either party after the first quarter for any reason in writing via email or fax. According to the agreement, we agreed to compensate Avalon for services rendered the sum of $3,000 per month and 50,000 shares of our restricted common stock per month. We accrued the amount of 25,000 shares at $0.08 per share, which represents the fair market value of the services rendered during the period.

STOCK ISSUANCE

Apart from the shares subscription as mentioned above, in February 2005, we issued an aggregate of 12,173,338 shares of our common stock as consideration for ownership interests in various entities and as consideration for the purchase of convertible notes pursuant to certain option agreements as follows:

o On December 14, 2004, we entered into an Option Agreement ("Longterms Agreement") with all of the shareholders ("Longterms Shareholders") of Shanghai Longterms Technology Ltd. ("Longterms"). Longterms is a privately held company organized under the laws of the People's Republic of China. Pursuant to the terms of the Longterms Agreement, we have the option to acquire from the Longterms Shareholders 19% of the total equity interest of Longterms at a purchase price of $130,474. On February 21, 2005, we exercised our option under the Longterms Agreement to purchase such 19% equity stake from the Longterms Shareholders and the purchase price for such equity stake was satisfied by our issuing to the Longterms Shareholders 2,461,773 shares of our common stock. On the same date, we also exercised our option under the Longterms Agreement to purchase a non-interest bearing convertible note from the Longterms Shareholders. Payment for the purchase was by the issuance of 2,073,072 shares of our common stock. On or before December 14, 2014, we can convert the note, without payment of any additional consideration, into 16% of Longterms' entire equity interest as of the date of the Option Agreement or, at our election, $109,873 in cash to be paid to us by the Sellers.

o On January 5, 2005, we entered into an Option Agreement ("JCL Agreement"), with all of the shareholders (the "JCL Shareholders") of Beijing JCL Technology Commerce Ltd. ("JCL"). JCL is a privately held company organized under the laws of the People's Republic of China. Pursuant to the terms of the JCL Agreement, we have the option to acquire from the JCL Shareholders 19% of the total equity interest of JCL for a purchase price of $155,697. On February 21, 2005, we exercised our option under the JCL Agreement to purchase such 19% equity stake from the JCL Shareholders and the purchase price for such equity stake was satisfied by our issuing to the JCL Shareholders 2,937,677 shares of our common stock. On the same date, we also exercised our option under the JCL Agreement to purchase a non-interest bearing convertible note from the JCL Shareholders. Payment of the purchase was by the issuance of 1,700,761 shares of our common stock. On or before January 5, 2015 we can convert the note, without any additional consideration, into 11% of the entire equity interest of JCL as of the date of the JCL Agreement or, at our election, $90,140 in cash to be paid to us by the Sellers.

o On January 20, 2005, we entered into an Option Agreement ("Qianhou Agreement") with all the shareholders (the "Qianhou Shareholders") of Shanghai Qianhou Computer Technology Ltd. ("Qianhou"). Qianhou is a privately held company organized under the laws of the People's Republic of China. Pursuant to the terms of the Agreement, we have the option to acquire from the Qianhou Shareholders 19% of the total equity interest of Qianhou for a purchase price of $86,316. On February 21, 2005, we exercised our option under the Qianhou Agreement to purchase such 19% equity stake from the Qianhou Shareholders and the purchase was satisfied by our issuing to the Qianhou Shareholders 1,628,601 shares of our common stock. On the same date, we exercised our option under the Qianhou Agreement to purchase a non-interest bearing convertible note from the Qianhou Shareholders. Payment of the purchase was by the issuance of 1,371,454 shares of our common stock. On or before January 20, 2015, we can convert the note, without any additional consideration, into 16% of the entire equity interest of Qianhou as of the date of the Qianhou Agreement or, at our election, $72,687 in cash to be paid to us by the Sellers.

We account for investments in companies in which the company has less than a 20% interest at cost. Dividends received from those companies are included in other income. Dividends received in excess of the company's proportionate share of accumulated earnings are applied as a reduction of the cost of the investment.

STOCK OPTION

According to the independent contractor agreements we signed with Mr. Sam Chong Keen, Info Media Company and China Digital Distribution Limited ("CDDL"), we agreed to grant share options to these parties to purchase our restricted common stock as compensation for services rendered upon the successful introduction of business and clients to us and to stimulate their future commitment to us to service these respective clients. During the first quarter of 2005, CDDL successfully introduced to us 3 clients, which are Longterms, JCL, and Qianhou. According to the service contracts signed with Longterms, JCL and Qianhou, we will provide financial and investment services to these three companies over a ten year period. CDDL will render services to these clients and will be compensated based on the payments collected from these clients. On February 21, 2005, we granted CDDL options to purchase up to 1,278,200 of our restricted common stock at an exercise price of $0.105. The number of options granted was computed based on the total shares issued in connection with each deal multiplied by the average share price of 30 trading days before completion. According to the contractor agreement, after each first three anniversary of the granting date, CDDL is entitled to exercise one third of the option shares at any time during the next three years. Additionally, should the client end the service contract with the Company within three years from the granting date, the remaining unexercised option shares will be cancelled. None of the parties are considered related parties to the Company as defined by SFAS No. 57, "Related Party Disclosures."

Pursuant to EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," the fair value of equity instruments issued (options in this case) for services rendered are recognized in the same period and in the same manner as if the Company had paid cash. .

NOTE 6 - SUBSEQUENT EVENTS
--------------------------

(i) In April 2005, we issued an aggregate of 121,152 restricted shares of our common stock as payment of directors' fees of $12,600 for the first quarter of 2005.

(ii) In April 2005, we issued an aggregate of 699,424 restricted shares of our common stock as settlement our debts of $72,740.

(iii) On March 25, 2005, we entered into a Sales and Purchase Agreement ("Enjoy Agreement"), with all of the shareholders (the "Enjoy Shareholders") of Enjoy Media Holding Limited ("Enjoy Media") to acquire from the Enjoy Shareholders 19.5% of the total equity interest of Enjoy Media for a consideration of $82,727. On April 8, 2005, we completed the purchase of such 19.5% equity stake from the Enjoy Shareholders and the purchase price was satisfied by our issuing to the Enjoy Shareholders 1,688,306 shares of our common stock. The common shares issued to the Enjoy Shareholders are restricted under the Securities Act of 1933, as amended, and are subject to transfer restrictions thereunder. According to the agreement signed with CDDL, CDDL was granted options on April 8, 2005, to purchase up to 168,831 shares of our restricted common stock at an exercise price of $0.10. CDDL can exercise one third of its options during the three years from one year after the granting date, one third during the three years from two years after the granting date, and one third during the three years from three years after the granting date.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION
------------

Management's discussion and analysis of results of operations and financial condition ("MD&A") is provided as a supplement to the accompanying financial statements and footnotes to help provide an understanding of our financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

o CAUTION CONCERNING FORWARD-LOOKING STATEMENTS AND RISK FACTORS. This section discusses how certain forward-looking statements made by us throughout the MD&A and in the financial statements are based on our present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

o OVERVIEW. This section provides a general description of our business, as well as recent developments that we believe are important in understanding the results of operations and to anticipate future trends in those operations.

o RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the quarter ended March 31, 2005 compared to the results of the quarter ended March 31, 2004. A brief description is provided of transactions and events, including related party transactions that impact the comparability of the results being analyzed.

o LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of and for the quarter ended March 31, 2005 and March 31, 2004.

o CRITICAL ACCOUNTING POLICIES. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS/RISK FACTORS
----------------------------------------------------------

The following discussion should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected due to a number of factors beyond our control. We do not undertake to publicly update or revise any of its forward-looking statements even if experience or future changes show that the indicated results or events will not be realized. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. You are also urged to carefully review and consider our discussions regarding the various factors, which affect our business, included in this section and elsewhere in this report.

Factors that might cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements include, among other things: (i) the impact of competitive products; (ii) changes in law and regulations; (iii) limitations on future financing; (iv) increases in the cost of borrowings and unavailability of debt or equity capital; (v) our inability to gain and/or hold market share; (vi) managing and maintaining growth; (vii) customer demands; (viii) market and industry conditions, (ix) the success of product development and new product introductions into the marketplace; (x) the departure of key members of management; as well as other risks and uncertainties that are described from time to time in our filings with the Securities and Exchange Commission.

OVERVIEW
--------

Our wholly-owned subsidiary, Financial Telecom Limited ("FTLHK"), was established in 1983. It was the first company in Hong Kong to provide real-time financial information services using a wireless network for the dissemination of data. Through FTLHK, we generate revenue through the provision of financial information services and the sale of technical analysis software and related Internet and telephone services.

Due to the recession in Hong Kong and the depressed stock market, FTLHK had suffered a significant drop in revenue in 2002. The situation was further aggravated by the outbreak of the sudden acute respiratory syndrome (SARS) in the first half of 2003. Because of these negative factors and the keen competition in the financial data service industry, in November 2004, we decided to diversify into the provision of financial and investment advisory services to SME's in Mainland China, Hongkong and some South-east Asian countries. To pursue this new strategy, we employed David Chen as our CEO. He currently holds office in Shanghai, China. Together with Stephen Tang, our President, in Hongkong and our newly appointed Managing Director, Sam Chong Keen, in Singapore, we have set the geographic platform to implement our new business strategy. We have also employed Richard Yan to be our Financial Controller to set up and maintain our control and reporting systems.

In the first quarter of 2005, to augment our marketing and promotion efforts, we have appointed independent contractors to help us to locate prospective clients for our merchant banking services. We also appointed an investor relations firm to enhance our market visibility and company image.

We are gradually terminating our on-line financial data services. To save on operating costs, we have terminated our data supply arrangements with our data sources in October, 2004.

RESULTS OF OPERATIONS
---------------------

COMPARISON OF THE QUARTER ENDED MARCH 31, 2005 AND MARCH 31, 2004

We started to provide merchant banking and financial advisory services in the first quarter of 2005. Before 2005, we generated most of our income from the provision of financial data services.

NET SALES AND COST OF SALES. We recorded net sales of $78,712 in the first quarter of 2005, a slight increase of 3% as compared to $76,511 in the same period in 2004. Net sales in the first quarter of 2005 consisted primarily of income from financial advisory services sector and financial data services sector. Net sales in the first quarter of 2004 only included sales from the financial data services sector, which consisted mainly of real-time financial data services, rental of equipment, consultancy fee income and data compilation. The service fee in the first quarter of 2005 included investment and financial advisory service income of $32,260 and data compilation fee of $46,452. The income from financial data services sector had in fact declined by 39% as compared to the same period of 2004. The significant drop of sales in this sector is due to the phase-out of the real-time financial data services beginning in October 2004.

Cost of sales in the first quarter of 2005 included the costs paid to the independent contractor who had successfully introduced to us the clients and assisted in closing the transactions. Cost of sales in the same period in 2004 included cost of capacity associated with the acquisition of data-feed from various data sources and communication network rental necessary to provide real-time broadcasting and on-demand multimedia content delivery services via different connection topology. Cost of sales for the three months ended March 31, 2005 was $41,197, a 44% decline, as compared to $73,440 for the same period in 2004. The decline of cost of sales is mainly due to the higher gross margin of investment and financial advisory services sector as compared to the gross margin of financial data services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") expenses amounted to $99,661 for the first quarter of 2005, an increase of $28,288 compared to $71,373 for the same period in 2004. The increase in SG&A is partly due to the higher professional and consultancy fees incurred in connection with the listing of our shares on the OTCBB, and other fees incurred to promote our newly launched financial advisory services.

INTEREST EXPENSE. Interest expense during the three months ended March 31 2004 represents payment of interest on loans from FTLHK's former shareholders and related parties. In accordance to the settlement agreements with these lenders, interest will not be accrued on these loans from January 2005 onward.

OTHER INCOME. In the first quarter of 2005, we re-negotiated with certain companies which provided professional service to us. As a result, these companies agreed to waive a total of $18,597 of the fee payables to them. This amount was recorded as other income.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Our principal capital requirements during 2004 and 2005 are to satisfy ordinary operating expenditures and professional fees relating to our application for listing of our common stock at the OTCBB. We continue to approach funding sources such as lenders interested in lending funds to us to meet our working capital requirements and investors interested in purchasing our stock. We raised $500,000 pursuant to an agreement dated November 24, 2004, with Allura Film Partners, Inc. for the sale and purchase of 40,000,000 of our common stock at $0.0125 per share. The proceeds from this transaction are being used for our operating expenditures and repayment of certain debts. There is no assurance, however, that we will be able to secure similar funding or investment in the future.

As shown in the accompanying financial statements, we incurred a net loss of $43,549 for the three months ended March 31, 2005. In addition, our cash flows from operations were inadequate to meet our monthly expenses. Our ability to continue as a going concern depends on the success of our plan to seek funding sources and the success of our future operations.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004

OPERATING ACTIVITIES. The net cash used for operating activities was $325,282 during the three months ended March 31, 2005, compared to $53,218 in the same period in 2004. The net cash used during the three months ended March 31, 2005 was primarily a result of the net loss of $43,549, offset by for equity issued for services rendered of $19,153, depreciation of $423 and liabilities written off of $18,597 and a decrease in trade and other payables of $278,833. The net cash used during the same period in 2004 was a result of the net loss of $110,117, offset by non-cash items totaling $33,595 and changes in working capital accounts totaling $23,304.

INVESTING ACTIVITIES. During the three months ended March 31, 2005 and 2004, no cash inflow or outflow from investing activities was recorded. Our investment in the various companies was satisfied by the issuance of our common stock as described in the previous section of this report.

FINANCING ACTIVITIES. The net cash provided in financing activities was $195,867 during the three months ended March 31, 2005, compared to $4,226 during the same period on 2004. During the three months ended March 31, 2005, the cash inflow provided to us from financing activities was proceeds from sale of common stock of $216,980 offset by repayment to directors of $21,113. During the same period of 2004, the cash generated from financing activities are the advances from related parties of $28,361, off set by repayment to related parties of $24,135.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

Our discussion and analysis or plan of operation are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

TRADE RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

We present trade receivables, net of allowances for doubtful accounts, to ensure accounts receivable are not overstated due to uncollectibility. The allowances are calculated based on detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting our customer base. We review a customer's credit history before extending credit. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. There are currently no allowances for doubtful accounts as of March 31, 2005, as management does not deem any of the accounts are uncollectible.

INCOME TAXES

We account for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS" No. 109), "Accounting for Income Taxes," whereby deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary, to reduce deferred income tax assets to the amount expected to be realized.

ITEM 3.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date, that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to us, including our consolidating subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II.          OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

            None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1. Pursuant to a Stock Sale Agreement dated November 24, 2004, we sold 40,000,000 shares of our restricted common stock at $0.0125 per share to Allura Film Partners, Inc. (Allura), an unrelated party, for gross proceeds of $500,000 without warrants. We received cash proceeds of $283,020 during December 2004. We received the remaining funds of $216,980 in January 2005. On January 3, 2005, we issued 40,000,000 shares to Allura and several other parties according to Allura's instruction. However, we booked 22,460,560 shares issuance in December 2004 and booked 17,539,440 shares issuance in January 2005 to reflect the actual cash received.

         The shares were exempt from registration pursuant to Sections 4(2) under the Securities Act. No underwriting or other commissions were paid in connection with the issuance of these shares.

2. In December 2004, we reached debt settlement agreements with certain creditors, including our previous and current directors, to convert their debts into our restricted common stock in four quarterly installments. The number of shares issued under the first installment was calculated based on either: (i) the average closing price ($0.128) of our common shares traded on the OTCBB in the last 10 trading days in December 2004 or (ii) at an agreed price of $0.04 per share.

         In March 2005, we issued an aggregate of 3,294,549 shares dated January 3, 2005 to settle debts of $414,206, payable under the first installment mentioned above. The number of shares to be issued for this purpose will be based on the average closing price of our common shares on the OTCBB in the last 30 days of each quarter.

         The shares were exempt from registration pursuant to Sections 4(2) under the Securities Act. No underwriting or other commissions were paid in connection with the issuance of these shares.

3. On February 21, 2005, we exercised our option under the Option Agreement with the shareholders of Shanghai Longterms Technology Ltd and issued 4,534,845 of our restricted shares of common stock at $0.053 per share. The issuance was exempted from registration under the Securities Act of 1933, as amended, pursuant to Rule 903 thereunder as a sale by the issuer in an offshore transaction.

4. On February 21, 2005, we exercised our option under the Option Agreement with the shareholders of Beijing JCL Technology Commerce Ltd and issued an aggregate of 4,638,438 our restricted shares of common stock at $0.053 per share. The issuance was exempted from registration under the Securities Act of 1933, as amended, pursuant to Rule 903 thereunder as a sale by the issuer in an offshore transaction.

5. On February 21, 2005, we exercised our option under the Option Agreement with Shanghai Qianhou Computer Technology Ltd and issued an aggregate of 3,000,055 of our restricted shares of common stock at $0.053 per share. The issuance was exempted from registration under the Securities Act of 1933, as amended, pursuant to Rule 903 thereunder as a sale by the issuer in an offshore transaction.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) The following list describes the exhibits filed as part of this Report on Form 10-QSB.

Exhibit Number    Description of Document
--------------    -----------------------

3.1(1)            Articles of Incorporation of Financial Telecom Limited (USA),
                  Inc.
3.2(1)            Amended and Restated Bylaws of Financial Telecom Limited
                  (USA), Inc.
10.1(1)           Agreement between Hong Kong Futures Exchange Limited and
                  Financial Telecom Limited
10.2(1)           Market Service Datafeed Agreement between Stock Exchange
                  Information Services Limited and Financial Telecom Limited
10.3(2)           Option agreement dated December 14, 2004 between Fintel Group
                  Limited and shareholders of Shanghai Longterms Technology
                  Limited.
10.4(2)           Option agreement dated January 5, 2005 between Fintel Group
                  Limited and shareholders of Beijing JCL Technology Commerce
                  Limited.
10.5(2)           Option agreement dated January 20, 2005 between Fintel Group
                  Limited and shareholders of Shanghai Qianhou Computer
                  Technology Limited.
10.6(2)           Independent contractor agreement between Fintel Group Limited and Mr. Sam Chong Keen.
10.7(2)           Independent contractor agreement between Fintel Group Limited and Info Media Company.
10.8(2)           Independent contractor agreement between Fintel Group Limited and China Digital Distribution Limited.
10.9(3)           Sales and purchase agreement dated March 25, 2005 between
                  Fintel Group Limited and shareholders of Enjoy Media Holdings
                  Limited
14.1(2)           Code of Ethics
21.1(2)           Subsidiaries of the registrant
24.1(3)           Power of Attorney
31.1(3)           Certification of David Chen, pursuant to 18 U.S.C. Section
                  1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002
31.2(3)           Certification of Stephen Tang, pursuant to 18 U.S.C. Section
                  1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002
32.1(3)           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated herein by reference to the registrant's initial Registration Statement on Form 10-SB (File No. 000-50760) filed on May 13, 2004.
(2) Incorporated herein by reference to the registrant's Annual Report on Form 10-KSB (File No. 000-50760) filed on March 31, 2005.
(3)  Filed herewith


                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FINANCIAL TELECOM LIMITED (USA), INC.

                                         By: /s/ Stephen Tang
                                             -----------------------------------
                                             Stephen Tang, President
Date: April 29, 2005

                                         By: /s/ David Chen
                                             -----------------------------------
                                             David Chen, Chief Executive Officer
Date: April 29, 2005