Form 10QSB
period 2005-06-30
FINANCIAL TELECOM LIMITED USA INC
filed 2005-08-09
CIK 1288195

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    For the quarterly period ended JUNE 30, 2005
                                                                   -------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                                    For the transition period from ___ to ______

                                    COMMISSION FILE NUMBER 000-50760
                                                           ---------

                      FINANCIAL TELECOM LIMITED (USA), INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          NEVADA                                         58-2670972
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employee Identification No.)
incorporation or organization)

    306, HANG BONG COMMERCIAL CENTER, 28 SHANGHAI STREET, KOWLOON, HONG KONG
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                               (86)(852) 28680668
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock: par value of $0.001; 115,914,686 shares issued and outstanding as at July 10, 2005.

Transitional Small Business Disclosure Format (Check one): Yes [ ] NO [X]

                      FINANCIAL TELECOM LIMITED (USA), INC.
                                   FORM 10-QSB
                                      INDEX


                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION                                                 3

Item 1.  Financial Statements and Condensed Notes
           - Quarter Ended June 30, 2005                                    3-12

Item 2.  Management's Discussion and Analysis or Plan of Operation            12

Item 3.  Controls and Procedures                                              16

PART II. OTHER INFORMATION                                                    16

Item 1.  Legal Proceedings                                                    16

Item 2.  Changes in Securities and Use of Proceeds                            16

Item 3.  Default Upon Senior Securities                                       17

Item 4.  Submission of Matters to a Vote of Security Holders                  17

Item 5.  Other Information                                                    17

Item 6.  Exhibits                                                             18

         Signatures                                                           19

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

                   (SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS)


                          FINANCIAL TELECOM LIMITED (USA), INC.

                   INTERIM CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                        UNAUDITED


                                                                          IN US DOLLARS

                                                                          AS AT JUNE 30,
                                                                               2005
ASSETS
      Current assets
          Cash and cash equivalents                                      $       182,811
          Trade receivables                                                       61,636
          Prepaid expenses and other                                              53,338
                                                                         ---------------
                                                                                 297,785

      Fixed assets, net                                                              706

      Long term investments                                                    2,189,453

                                                                         ---------------
          TOTAL ASSETS                                                   $     2,487,944
                                                                         ===============

LIABILITIES
      Current liabilities
          Trade payables and accrued liabilities                         $       370,785
          Deferred revenue                                                         9,010
          Due to Related Parties                                                  36,080
                                                                         ---------------
                                                                                 415,875

MINORITY INTEREST

STOCKHOLDERS' EQUITY (DEFICIENCY)
      Share Capital
          Authorized: 500,000,000 common shares, having a
            par value of $0.001 per share
            Issued and Outstanding: 114,782,205 shares                           114,782
      Additional paid-in capital                                               5,426,246
      Stock Subscriptions                                                        178,680
      Retained Earnings (Deficit)                                             (3,647,639)
                                                                         ---------------
                                                                               2,072,069

                                                                         ---------------
          TOTAL LIABILITIES, MINORITY INTEREST, STOCKHOLDERS' EQUITY     $     2,487,944
                                                                         ===============


                                            3

                                          FINANCIAL TELECOM LIMITED (USA),INC.

                                        INTERIM CONSOLIDATED STATEMENT OF INCOME
                                                        UNAUDITED


                                                                            IN US DOLLARS

                                                   THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                     2005               2004              2005               2004
REVENUES                                        $     165,685             73,299            244,397            149,810
     Direct costs                                      97,981             79,311            139,178            152,751
                                                -------------      -------------      -------------      -------------
     Net Revenues (Loss)                               67,704             (6,012)           105,219             (2,941)

Operating Expenses
     Selling, General and Administrative              143,230             44,381            242,891            115,755
                                                -------------      -------------      -------------      -------------

OPERATING LOSS                                        (75,526)           (50,393)          (137,672)          (118,696)

Other Income (Expense)
     Gain on settlement of debt                         2,962                 33             21,559                 33
     Interest expense                                                    (10,355)                              (20,507)
                                                -------------      -------------      -------------      -------------
                                                        2,962            (10,322)            21,559            (20,474)
                                                -------------      -------------      -------------      -------------

NET LOSS BEFORE MINORITY INTEREST AND TAXES           (72,564)           (60,715)          (116,113)          (139,170)

     Minority interest                                                        86                               (31,577)
     Provision for Income Taxes
                                                -------------      -------------      -------------      -------------

NET OPERATING LOSS                                    (72,564)           (60,629)          (116,113)          (170,747)

     Foreign currency translation loss                                                          (23)

                                                -------------      -------------      -------------      -------------
TOTAL COMPREHENSIVE LOSS                        $     (72,564)           (60,629)          (116,136)          (170,747)
                                                =============      =============      =============      =============

EARNINGS (LOSS) PER SHARE
     Basic and diluted loss per share           $     (0.0007)           (0.0040)           (0.0013)           (0.0113)
     Weighted average shares outstanding          102,066,540         15,100,000         87,988,015         15,100,000


                                                           4

                                   FINANCIAL TELECOM LIMITED (USA), INC.

                                INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW
                                                 UNAUDITED


                                                                                    IN US DOLLARS

                                                                                SIX MONTHS ENDED JUNE 30,
                                                                                  2005             2004
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                                 $  (116,113)        (170,747)
    Adjustments to reconcile net loss to net cash flows
      provided by (used in) operating activities:
        Depreciation                                                                 846            3,665
        Cost of Stock Options granted                                              5,080
        Gain on settlement of debt                                               (21,559)
        Stocks issued as payment of expenses                                     113,000
        Minority interest                                                                          31,577
        Changes in current assets and liabilities:
          Decrease (increase) in trade receivables                               (33,887)           5,658
          (Increase) in prepaid expenses and other                               (53,338)         (16,473)
          Increase in trade and accrued payables                                (215,516)          37,011
          Increase (decrease) in due to related parties                           (8,586)
          Increase in deferred revenue                                            (7,118)           2,502
                                                                             -----------      -----------
       NET CASH FLOWS USED IN OPERATING ACTIVITIES                              (337,191)        (106,807)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from the sale of common stock                                       216,980
    Increase (decrease) in due to related parties                                                  68,192
                                                                             -----------      -----------
                                                                                 216,980           68,192

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                              (23)

                                                                             -----------      -----------
INCREASE (DECREASE) IN CASH                                                     (120,234)         (38,615)

    Cash balance at start of period                                              303,045           52,245
                                                                             -----------      -----------
    Cash balance at end of period                                            $   182,811           13,630
                                                                             ===========      ===========

SUPPLEMENTAL INFORMATION FOR CASH EXPENSES
    Cash paid for Interest Expense                                           $                     20,507
                                                                             ===========      ===========

SUPPLEMENTAL INFORMATION FOR NON-CASH INVESTING AND FINANCING ACTIVITIES
    Common Stock issued for Investments                                      $ 2,189,453
    Common stock issued to settle debts                                          499,546
                                                                             -----------      -----------
                                                                             $ 2,688,999
                                                                             ===========      ===========




                                                FINANCIAL TELECOM LIMITED (USA), INC.

                                  INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                              UNAUDITED

$ IN US DOLLARS


                                                                   Additional
                               Common Stock        Common            Paid-in          Stock              Accum.
                                 (Shares)           Stock            Capital       Subscriptions        Deficit           Total
                                 --------           -----            -------       -------------        -------           -----

Balance, March 31, 2005          81,496,031     $      81,496     $   3,762,198    $     232,820     $  (3,575,075)   $     501,439

Common stock issued to
  acquire investments
  in other companies             31,121,598     $      31,122     $   1,513,145                                       $   1,544,267
Stock issued to
  directors to settle
  debt                              121,152     $         121     $      12,479    $     (12,600)                     $           0
Stock issued to settle
  debt                              699,424     $         699     $      72,041    $     (72,740)                     $           0
Stock issued for
  operating expenses              1,344,000     $       1,344     $      65,856                                       $      67,200
Stock subscriptions to
  directors and officers
  in lieu of compensation                                                          $      22,550                      $      22,550
Stock subscriptions issued
  for operating expenses                                                           $       8,650                      $       8,650
Stock option granted to
  Agents                                                          $         527                                       $         527
Net loss                                                                                             $     (72,564)   $     (72,564)

                              -------------     -------------     -------------    -------------     -------------    -------------
Balance, June 30, 2005          114,782,205     $     114,782     $   5,426,245    $     178,680     $  (3,647,639)   $   2,072,069
                              =============     =============     =============    =============     =============    =============


                                                                 6

                      FINANCIAL TELECOM LIMITED (USA), INC.
           CONDENSED NOTES - INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of our management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These condensed financial statements and accompanying notes should be read in conjunction with our annual financial statements and the notes thereto for the year ended December 31, 2004, included in our Annual Report on Form 10KSB, filed with the Securities and Exchange Commission.

The accompanying financial statements are based upon the principle the company will continue as a going concern. However, we have a negative working capital and a significant accumulated deficit. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to meet our financing requirements, and the success of our future operations. We may seek additional equity and raise funds through private or public equity investment in order to support existing operations and expand the range and scope of our business. There is no assurance that such additional funds will be available to us on acceptable terms, if at all. Should we be unable to continue as a going concern, we may have to cease our operations. We believe that actions presently taken to revise our operating and financial requirements provide the opportunity for us to continue as a going concern. Our ability to achieve these objectives cannot be determined at this time.

NOTE 2 - RELATED PARTY TRANSACTIONS

(a) The following is a summary of significant related party purchase transactions, which were carried out in the normal course of the Company's business:

                                                             2005         2004
                                                           --------    ---------
         Bowland International Limited
         Loan interest expense                             $     --    $  10,355
         Rental charge for leased office space             $  5,307    $   8,553

Bowland International Limited is a related company with a common director. Loan interest in 2004 was calculated at prime rate plus 3% per annum.

(b) Amounts due to related parties are unsecured, interest-free, and have no fixed terms of repayment: At June 30, 2005, amounts owing to related parties are as follows:

         Due to a former minority shareholder                       $ 23,077
         Due to directors and officers                                13,003
                                                                    --------
                                                                    $ 36,080
                                                                    ========

NOTE 3 - EARNINGS PER SHARE

Basic loss per share is based on the weighted average number of common shares outstanding and diluted loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Earnings
(loss) per share is calculated by dividing the net profit (loss) for the period by the weighted average shares outstanding during the period. All loss per share amounts in these financial statements are basic loss per share as defined by SFAS No. 128, "Earnings Per Share." Diluted weighted average shares outstanding exclude the potential common shares from options outstanding because to do so would be anti-dilutive.

NOTE 4 - SEGMENTED INFORMATION

During the three months ended June 30, 2005, we operated in two principal segments: financial advisory services and financial data services. Before 2005, we generated our income mainly from financial data services.

We do not allocate any general and administrative expenses or assets to our operating segments, as we do not use this information to measure the performance of the sectors.

Income performance in the three months ended June 30, 2005 is as follows:

                                   Financial Advisory      Financial Data      Total
         Service fee income        $    133,256                32,429         165,685
         Costs of sales            $     49,903                48,078          97,981
                                   --------------------------------------------------
         Gross profit (loss)       $     83,353               (15,649)         67,704
                                   ==================================================

Income performance in the three months ended June 30, 2004 is as follows:

                                   Financial Advisory      Financial Data      Total
         Service fee income        $        --                 73,299          73,299
         Costs of sales            $        --                 79,311          79,311
                                   --------------------------------------------------
         Gross profit (loss)       $        --                 (6,012)         (6,012)
                                   ==================================================

Income performance in the six months ended June 30, 2005 is as follows:

                                   Financial Advisory      Financial Data      Total
         Service fee income        $    165,516                78,881         244,397
         Costs of sales            $     60,656                78,522         139,178
                                   --------------------------------------------------
         Gross profit (loss)       $    104,860                   359         105,219
                                   ==================================================





Income performance in the six months ended June 30, 2004 is as follows:

                                   Financial Advisory      Financial Data      Total
Service fee income                 $        --                149,810         149,810
Costs of sales                     $        --                152,751         152,751
                                   --------------------------------------------------
Gross profit (loss)                $        --                 (2,941)         (2,941)
                                   ==================================================

NOTE 5 - STOCKHOLDERS' EQUITY TRANSACTIONS

a)       STOCK SUBSCRIPTIONS

         Stock subscriptions represent the following:

         (ii) Settlement of debt: $72,740. During December 2004, we reached settlements with certain creditors and directors, to convert their debts into our restricted common stock via stock subscriptions. The total debt amounted to $632,426. During the three months ended June 30, 2005, we issued an aggregate of 699,424 restricted shares of our common stock amounting to $72,740. The remaining subscription amounts of aggregate $145,480 will be retired in equal quarterly installments of $72,740. The number of shares to be issued over the next two quarters will be based on the average closing price of our common stock on the OTCBB for the previous quarter.

         (iii) Subscription in lieu of directors' fee: $22,550 Each director is paid a fee of $500 per month, plus the amount of $600 for each meeting attended. Payment of fees is made quarterly by issuing restricted common stock to the value of the fee, calculated at the average closing share price on the OTCBB for each quarter. (see also Note 6)

         (iv) Subscription in lieu of service rendered: $10,650 In March 2005, we reached an agreement with Avalon Partners ("Avalon") to conduct certain investor relations work for us for a term of twelve (12) months commencing March 15, 2005 and terminating March 16, 2006. The agreement is cancelable at any time by either party after the first quarter for any reason in writing via email or fax. According to the agreement, we agreed to compensate Avalon for services rendered the sum of $3,000 per month and 50,000 shares of our restricted common stock per month. During the three months ended June 30, 2005, we accrued the amount of 125,000 shares at an average value of $0.0692 per share, which represents the fair market value of the services rendered during the period. During the three months ended March 31, 2005, we accrued the amount of 25,000 shares at $0.08 per share, which represents the fair market value of the services rendered during the period.

b)       STOCK ISSUANCES

         In March 2005, we reached agreements with our directors for the payment of their fees by our restricted common stock on a quarterly basis calculated at the average closing share price on the OTCBB of each quarter. Each director is paid a basic fee of $500 per month and an additional fee of $600 for each meeting attended. In April 2005, we issued 121,252 shares to settle fees due of $12,600.

         During May 2005, we negotiated payments for car rentals and investor relation services by issuing 1,344,000 shares of restricted common stock at the issue price of $0.05 per share, for a total consideration of $67,200.

         Apart from the shares subscription as mentioned in 5 a) above, during the three months ended June 30, 2005, we issued an aggregate of 31,121,598 shares of our common stock as consideration for ownership interests in various entities and as consideration for the purchase of convertible notes, pursuant to option agreements as follows:

         (i) On March 7, 2005, we entered into an Option Agreement ("Sinoskyline Agreement"), with all of the shareholders (Sinoskyline shareholders) of Beijing Sinoskyline Technology Trading Co. Ltd. ("Sinoskyline"). Sinoskyline is a privately held company organized under the laws of the People's Republic of China. Pursuant to the terms of Sinoskyline Agreement, we had the option to acquire from Sinoskyline shareholders 19% of the total equity interest of Sinoskyline for a purchase price of $460,606. On May 19, 2005, we exercised our option under Sinoskyline Agreement to purchase such 19% equity stake from Sinoskyline shareholders and by mutual agreement the purchase price for such equity stake was satisfied by our issuing to Sinoskyline shareholders 9,727,687 shares of our common stock in lieu of the cash purchase price. Also on May 19, 2005, we exercised an option under Sinoskyline Agreement to purchase a non-interest bearing convertible note from Sinoskyline shareholders. The note was purchased for 5,631,817 shares of our common stock. At any time on or before May 18, 2015 the note is convertible by us without the payment of any additional consideration into 11% of the entire equity interest of Sinoskyline as of the date of Sinoskyline Agreement or, at our election, $266,667 cash to be paid to us by Sinoskyline shareholders.

         (ii) On April 8th, 2005, we completed the Sales and Purchase Agreement, dated March 25th, 2005, with all of the shareholders ("Enjoy Media shareholders") of Enjoy Media Holdings Limited ("Enjoy Media"), a privately held company organized under the laws of the British Virgin Islands, to acquire from Enjoy Media shareholders 19.5% of the total equity interest of Enjoy Media for a total purchase price of $82,727, to be satisfied by issuing to Enjoy Media shareholders 1,688,306 shares of common stock.

         (iii) On April 25th, 2005, we signed and completed the Sales and Purchase Agreement ("Genial Agreement") with all of the shareholders ("Genial Shareholders") of Beijing Genial Technology Co., Ltd. ("Genial"), a privately held company organized under the laws of the People's Republic of China. Pursuant to the terms of Genial Agreement, we acquire from Genial Shareholders 19% of the total equity interest of Genial for a total purchase price of $368,485, to be satisfied by issuing to Genial Shareholders 7,038,874 shares of common stock. Pursuant to the terms of Genial Agreement, we also purchase from Genial Shareholders a non-interest bearing convertible note, to be satisfied by issuing to the Sellers 4,538,222 shares of common stock. At any time on or before April 24th, 2015, the note is convertible by us without the payment of any additional consideration into 12.25% of the entire equity interest of Genial as of the date of Genial Agreement or, at our election, $237,576 cash to be paid to us by Genial Shareholders.

         (iv) On May 7th, 2005, we signed and completed the Sales and Purchase Agreement ("Dragon Wings Agreement"), with the shareholder of Dragon Wings Communications Limited ("Dragon Wings") and Dragon Wings. Dragon Wings is a privately held company organized under the laws of the British Virgin Islands. Pursuant to the terms of Dragon Wings Agreement, we acquire from Shareholder of Dragon Wings and Dragon Wing of 19% of the total equity interest of Dragon Wings for a total purchase price of $128,205, to be satisfied by issuing to Dragon Wings and its shareholder 2,496,692 shares of common stock.

We account for investments in companies in which the company has less than a 20% interest at cost. Dividends received from those companies are included in other income. Dividends received in excess of the company's proportionate share of accumulated earnings are applied as a reduction of the cost of the investment.

c)       CONDITIONAL STOCK OPTIONS GRANTED TO INDEPENDENT AGENTS

         Independent agents are used in the normal course of business, to assist us in finding and negotiating investments in other companies. The agents are granted stock options case by case. The options can be exercised in 3 parts over 3 years (i.e. 1/3 per year), with each part contingent upon our fee collection history for the prior year. If the contracted fees are not received annually in full, the relevant part of the option is cancelled. If the contracted fees are received annually in full, the agent has up to 3 years to exercise the relevant part of option. If the exercise is not made by the end of the third year, the relevant part of the option is cancelled. A total of 4,370,108 shares have been granted as Conditional Stock Options , which were granted at various dates over the reporting period, and at various prices (high $0.105; low $0.0947). The total compensation expense recorded in the financial statements is $5,080.

         No Stock Options were exercised during the three months ended June 30, 2005.

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

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R addresses all forms of share-based payment ("SBP") awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require the Company to expense SBP awards with compensation cost for SBP transactions measured at fair value. On March 29, 2005, the SEC issued Staff Accounting Bulletin (SAB) 107 which expresses the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC's views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC issued a release which amends the compliance dates for SFAS No. 123R. The adoption of SFAS No. 123R and SAB 107 does not have a material impact on the Company's financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections". SFAS No. 154 replaces APB Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. We do not expect the adoption of SFAS No. 154 to have any impact on the Company's financial statements.

NOTE 7 - EMPLOYMENT AGREEMENT

The Company has an employment agreement with its chief financial officer which extends through May 30, 2006. The agreements provide for a base salary, $50,000 worth of the Company's common stock per year based on the average 20-day trading price of the Company's stock prior to the first day of each month, options to purchase 250,000 shares of common stock at $0.10 per share to be awarded, other benefits to be determined by the Board of Directors, termination payments, non-competition provisions, and other terms and conditions of employment.

NOTE 8 - SUBSEQUENT EVENTS

         a) During July 2005, we issued an aggregate of 855,765 restricted shares of our common stock to settle debts amounting to $72,740.

         b) During July 2005, we issued 276,716 shares to settle Directors' Fees of $22,550.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 2(a).   DISCUSSION FOR THE INTERIM OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION
------------

Management's discussion and analysis of results of operations and financial condition ("MD&A") is provided as a supplement to the accompanying financial statements and footnotes to help provide an understanding of our financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

         o CAUTION CONCERNING FORWARD-LOOKING STATEMENTS AND RISK FACTORS. This section discusses how certain forward-looking statements made by us throughout the MD&A and in the financial statements are based on our present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.
         o OVERVIEW. This section provides a general description of our business, as well as recent developments that we believe are important in understanding the results of operations and to anticipate future trends in those operations.
         o RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the quarter ended June 30, 2005 compared to the results of the quarter ended June 30, 2004. A brief description is provided of transactions and events, including related party transactions that impact the comparability of the results being analyzed.
         o LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of and for the six months ended June 30, 2005 and June 30, 2004.
         o CRITICAL ACCOUNTING POLICIES. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

CONCERNING FORWARD-LOOKING STATEMENTS / RISK FACTORS
----------------------------------------------------

The following discussion should be read in conjunction with our financial statements and the notes thereto, and the other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from projected results, due to a number of factors beyond our control. We do not undertake to publicly update or revise any of our forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider our discussions regarding the various factors, which affect our business, included in this section and elsewhere in this report.

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

OVERVIEW
--------

As reported in our financial statements for the First Quarter (Q1), we have changed our business focus, away from providing information services to providing financial advisory services to Small and Medium Enterprises (SMEs) operating in mainland China. The financial data services reported in 2004, are continuing, but may be discontinued by the end of the fiscal year. The Second Quarter (Q2) includes the early results of our business as a provider of financial advisory services.

As reported in the forms 8-K filed during Q1 and Q2, we signed 8 financial advisory contracts by the end of Q2. Revenues per the contracts amount to $57,957 monthly, going forward into Q3 and Q4. Thus far, no party is in default for these revenues. However, these revenues have normal credit risks attached.

Also, going forward into Q3 and Q4, we expect to sign additional advisory contracts and thereby generate additional revenues for the year. Though we are confident we can acquire new contracts for Q3 and Q4, we wish to remind readers that the occurrence and amount of such contracts are uncertain.

RESULTS OF OPERATIONS
---------------------

COMPARISON OF THE QUARTERS ENDED JUNE 30, 2005 VERSUS JUNE 30, 2004

The nature of services we provide currently, and the underlying business model, are substantially different from the services we provided in prior years. For this reason, comparative figures must be read with the view that prior results are not indicative of our current business model.

REVENUES

Revenues are segmented between financial advisory services and financial data services. See the accompanying notes to the financial statements for further information: Note 4 - Segmented Information.

Revenues from financial advisory services are increasing and generated in two ways: (i) by the size of each service contract and (ii) by the volume of contracts. Revenues increased in Q2 from the signing of additional contracts for financial advisory services. On average, our volume is one new contract per month. Revenues vary per contract and no two contracts are alike.

Revenues from data services are declining due to the lack of demand for such services in the market place. We expect we may be forced to discontinue such services by the end of the fiscal year.

DIRECT COSTS

Our Direct Costs are segmented between those relating to financial advisory and those to data services.

Financial advisory costs are mainly the costs we incur to generate the financial advisory contracts and to compensate the independent agents used to locate and complete the contracts. Agents receive a commission on the monthly service fees and these commissions are included in the Direct Costs. Consequently, financial advisory direct costs vary directly with Revenues. Also included in Direct Costs are related business taxes.

Data services costs are mainly the costs we incur to third parties for locating market data and other types of data. These costs will decrease as we reduce the scope and activity of the segment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

We are expanding our scope and level of activity and consequently, our overheads have increased. The bulk of the increase is due to: (i) greater professional fees for legal, investment relations, accounting, and auditing and (ii) increased staffing costs from the addition of our CFO and other staff.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2005 VERSUS JUNE 30, 2004

REVENUES.

Revenues increased by $94,587 from the cumulative effect of signing service contracts. Direct Costs decreased by $13,573 from negotiating cost-effective agency agreements that increase our margins over 2004. The resulting increase in Net Revenues of $108,160 reflects the early success of our business model.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

SGA costs increased by $127,136 primarily from greater professional fees for legal, investment relations, accounting, auditing; and increased staffing costs from the addition of our CFO and other staff. Such increases represent the investment needed to implement our business model. Though costs have increased overall, we have eliminated redundancies and trimmed overheads wherever possible.

OTHER INCOME AND EXPENSES.

Other income increased in 2005 by $42,033 over 2004. This increase comprises :
(1) the $21,559 gain on settlement of debt in 2005, which is non-recurring; and
(2) the savings in interest costs on long-term debt retired in 2004, amounting to $20,507.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As shown in the accompanying financial statements, we incurred a net operating loss of $116,113 for the six months ended June 30, 2005, and at that date we had a negative working capital of $118,090.

Based on the contracts signed to date, we will have sufficient cash flow going forward into the next 12 months to meet our operating requirements. However, profitability will depend in part upon our ability to sign additional service contracts, and receive the related cash flow from these. Although such additional contracts are not certain, we believe our prospects for the next 12 months are positive.

COMPARISON OF THE SIX  MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

OPERATING ACTIVITIES. The net cash consumed by operations increased by $298,576. This is represented mainly by an increase in trade payables of $252,527.

INVESTING ACTIVITIES. We did not incur cash inflow or outflow from investing activities. Our investment of $1,544,267 in the various companies was satisfied by the issuance of our common stock, as described in the previous sections of this report.

FINANCING ACTIVITIES. Debts of $72,740 were repaid by the issuance of our common stock, as described in the previous sections of this report. We had an increase in cash during Q1 of $216,980 resulting from the sale proceeds on common stock of $216,980.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

Our discussion and analysis is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

REVENUE RECOGNITION

Revenue is recognized when the following criteria are met: persuasive evidence that an arrangement exists; delivery has occurred or services have been rendered; the price to the customer is fixed or determinable; and collection is reasonably assured. Amounts received from customers in advance of revenue recognition are deferred and classified on the balance sheet as "deferred revenue." Revenues are realized as services are rendered.

TRADE RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

We present trade receivables, net of allowances for doubtful accounts, to ensure accounts receivable are not overstated due to uncollectibility. The allowances are calculated based on detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting our customer base. We review a customer's credit history before extending credit. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. There are currently no allowances for doubtful accounts as of June 30, 2005, as management does not deem any of the accounts are uncollectible.

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

ITEM 2(b).  OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, that is material to investors.

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


PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         1) In December 2004, we reached debt settlement agreements with certain creditors, including our previous and current directors, to convert their debts totaling $632,426 into our restricted common stock in four quarterly installments. On April 1, 2005, we issued an aggregate of 699,424 shares to settle debts of $72,740, payable under the second installment.

                  The number of shares to be issued for this purpose will be based on the average closing price of our common shares on the OTCBB during the quarter ended March 31, 2005. The shares were exempt from registration pursuant to Sections 4(2) under the Securities Act. No underwriting or other commissions were paid in connection with the issuance of these shares.

         2) On April 1, 2005, we issued an aggregate of 121,152 shares in lieu of directors' compensation. The number of shares to be issued for this purpose will be based on the average closing price of our common shares on the OTCBB during the quarter ended March 31, 2005. The shares were exempt from registration pursuant to Sections 4(2) under the Securities Act. No underwriting or other commissions were paid in connection with the issuance of these shares.

         3) On April 8, 2005, we purchased 19.5% of the total equity interest of Enjoy Media for a total purchase price of $82,727 to be satisfied by issuing 1,688,306 of our restricted shares of common stock at $0.049 per share. The issuance was exempted from registration under the Securities Act of 1933, as amended, pursuant to Rule 903, as a sale by the issuer in an offshore transaction.

         4) On April 25, 2005, we purchased 19% of the total equity interest of Genial and a convertible note of $237,576, by issuing an aggregate of 11,577,096 our restricted shares of common stock at $0.052 per share. The issuance was exempted from registration under the Securities Act of 1933, as amended, pursuant to Rule 903, as a sale by the issuer in an offshore transaction.

         5) On May 1, 2005, we issued an aggregate of 1,344,000 our restricted shares of common stock at $0.05 per share. The issuance was exempted from registration under the Securities Act of 1933, as amended, pursuant to Rule 903, as a sale by the issuer in an offshore transaction.

         6) On May 7, 2005, we purchased 19% of the total equity interest of Dragon Wings for a total purchase price of $128,205 to be satisfied by issuing 2,496,692 of our restricted shares of common stock at $0.051 per share. The issuance was exempted from registration under the Securities Act of 1933, as amended, pursuant to Rule 903, as a sale by the issuer in an offshore transaction.

         7) On May 19, 2005, we exercised our option under the Option Agreement with Sinoskyline and issued an aggregate of 15,359,504 of our restricted shares of common stock at $0.047 per share. The issuance was exempted from registration under the Securities Act of 1933, as amended, pursuant to Rule 903, as a sale by the issuer in an offshore transaction.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS

a) The following list describes the exhibits filed as part of this Report on Form 10-QSB.

Exhibit
-------
 Number           Description of Document
 ------           -----------------------

3.1(1)            Articles of Incorporation of Financial Telecom Limited (USA),
                  Inc.
3.2(1)            Amended and Restated Bylaws of Financial Telecom Limited
                  (USA), Inc.
10.1(1)           Agreement between Hong Kong Futures Exchange Limited and
                  Financial Telecom Limited
10.2(1)           Market Service Datafeed Agreement between Stock Exchange
                  Information Services Limited and Financial Telecom Limited
10.3(2)           Option agreement dated December 14, 2004 between Fintel
                  Group Limited and shareholders of Shanghai Longterms
                  Technology Limited.
10.4(2)           Option agreement dated January 5, 2005 between Fintel
                  Group Limited and shareholders of Beijing JCL Technology
                  Commerce Limited.
10.5(2)           Option agreement dated January 20, 2005 between Fintel
                  Group Limited and shareholders of Shanghai Qianhou Computer
                  Technology Limited.
10.6(2)           Independent contractor agreement between Fintel Group Limited and Mr. Sam Chong Keen.
10.7(2)           Independent contractor agreement between Fintel Group Limited and Info Media Company.
10.8(2)           Independent contractor agreement between Fintel Group Limited and China Digital Distribution Limited.
10.9(3)           Sales and purchase agreement dated March 25, 2005 between
                  Fintel Group Limited and shareholders of Enjoy Media Holdings
                  Limited
10.10(4)          Sales and purchase agreement dated April 25, 2005 between
                  Fintel Group Limited and shareholders of Beijing Genial
                  Technology Co. Ltd.
10.11(4)          Option agreement dated March 7, 2005 between Fintel Group
                  Limited and shareholders of Beijing Sinoskyline technology
                  Trading Co. Ltd.
14.1(2)           Code of Ethics
21.1(2)           Subsidiaries of the registrant
24.1(4)           Power of Attorney
31.1(4)           Certification of David Chen, pursuant to 18 U.S.C. Section
                  1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(4)           Certification of Ronald Gorthuis, pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(4)           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------------------
(1) Incorporated herein by reference to the registrant's initial Registration Statement on Form 10-SB (File No. 000-50760) filed on May 13, 2004.
(2) Incorporated herein by reference to the registrant's Annual Report on Form 10-KSB (File No. 000-50760) filed on March 31, 2005.
(3) Incorporated herein by reference to the registrant's Quarterly Report of Form 10-QSB (File No. 000-50760) filed on May 6, 2005
(4)  Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FINANCIAL TELECOM LIMITED (USA), INC.


                                By: /s/ David Chen
                                    --------------------------------------------
                                    David Chen, Chief Executive Officer
Date: July 28, 2005


                                    By: /s/ Ronald Gorthuis
                                        ----------------------------------------
                                        Ronald Gorthuis, Chief Financial Officer
Date: July 28, 2005