Form 10QSB
period 2005-09-30
FINANCIAL TELECOM LTD USA INC
filed 2005-11-16
CIK 1288195

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2005
                                               ------------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from ________ to _________

                       COMMISSION FILE NUMBER   000-50760


                      FINANCIAL TELECOM LIMITED (USA), INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           NEVADA                                        58-2670972
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employee Identification No.)
incorporation or organization)


       1701, HAITONG SECURITIES TOWER, 689 GUANGDONG ROAD, SHANGHAI, CHINA
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                (86) 21 3304 0830
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

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

Common Stock: par value of $0.001; 124,143,454 shares issued and outstanding as at October 10, 2005.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   NO [X]

                                 FINANCIAL TELECOM LIMITED (USA), INC.
                                              FORM 10-QSB
                                                 INDEX
                                                                                                  PAGE
                                                                                                  ----

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements and Condensed Notes - Quarter Ended September 30, 2005            3

Item 2.      Management's Discussion and Analysis or Plan of Operation                             11

Item 3.      Controls and Procedures                                                               15

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                                                     16

Item 2.      Changes in Securities and Use of Proceeds                                             16

Item 3.      Default Upon Senior Securities                                                        16

Item 4.      Submission of Matters to a Vote of Security Holders                                   16

Item 5.      Other Information                                                                     16

Item 6.      Exhibits                                                                              17

             Signatures                                                                            18



PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

                      (SEE ACCOMPANYING CONDENSED NOTES TO THE FINANCIAL STATEMENTS)


                                   FINANCIAL TELECOM LIMITED (USA), INC.

                           INTERIM CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(IN US DOLLARS)
                                                                           SEPTEMBER 30,     DECEMBER 30,
                                                                               2005              2004
                                                                           ------------      ------------
                                                                            UNAUDITED          AUDITED
ASSETS
    Current assets
       Cash and cash equivalents                                           $    186,585           303,045
       Trade receivables                                                         55,605            27,749
       Prepaid expenses and other                                                25,480           216,980
                                                                           ------------      ------------
                                                                                267,670           547,774

    Fixed assets, net                                                             2,951             1,552

    Long-term investments                                                     2,400,991                --

                                                                           ------------      ------------
       TOTAL ASSETS                                                        $  2,671,612           549,326
                                                                           ============      ============

LIABILITIES
    Current liabilities
       Trade and accrued payables                                          $    368,869           607,860
       Deferred revenue                                                          12,732            16,128
       Due to Related Parties                                                    38,485            44,666
                                                                           ------------      ------------
                                                                                420,086           668,654

STOCKHOLDERS' EQUITY (DEFICIENCY)
    Share Capital
       Authorized: 500,000,000 common shares, of par value $0.001
       Issued and Outstanding: 122,732,821 shares                               122,733            48,669
    Additional paid-in capital                                                5,738,234         2,514,100
    Stock Subscriptions                                                          96,557           849,406
    Accumulated other comprehensive income                                        2,402                --
    Retained Earnings (Deficit)                                              (3,708,400)       (3,531,503)
                                                                           ------------      ------------
                                                                              2,251,526          (119,328)

                                                                           ------------      ------------
       TOTAL LIABILITIES, MINORITY INTEREST, STOCKHOLDERS' EQUITY          $  2,671,612           549,326
                                                                           ============      ============



                                          FINANCIAL TELECOM LIMITED (USA),INC.

                                        INTERIM CONSOLIDATED STATEMENT OF INCOME
                                                        UNAUDITED


(IN US DOLLARS)

                                                       THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                          SEPTEMBER 30,                        SEPTEMBER 30,
                                                    2005                2004               2005              2004
                                                -------------      -------------      -------------      -------------

REVENUES                                        $     138,026             60,658            382,423            210,468
    Direct costs                                       63,288             52,829            202,466            205,580
                                                -------------      -------------      -------------      -------------
    Gross Margin                                       74,738              7,829            179,957              4,888

Operating Expenses
    Selling, General and Administrative               135,523             49,058            378,414            164,813
                                                -------------      -------------      -------------      -------------

OPERATING LOSS                                        (60,785)           (41,229)          (198,457)          (159,925)

Other Income (Expense)
    Gain on settlement of debt                             --                 --             21,559                 33
    Interest expense                                       --            (10,734)                --            (31,241)
                                                -------------      -------------      -------------      -------------
                                                           --            (10,734)            21,559            (31,208)
                                                -------------      -------------      -------------      -------------

NET LOSS BEFORE MINORITY INTEREST AND TAXES           (60,785)           (51,963)          (176,898)          (191,133)

    Minority interest                                      --                 --                 --            (31,577)
    Provision for Income Taxes                             --                 --                 --                 --
                                                -------------      -------------      -------------      -------------

NET OPERATING LOSS                                    (60,785)           (51,963)          (176,898)          (222,710)

    Foreign currency translation gain                   2,425                 --              2,402                 --

                                                -------------      -------------      -------------      -------------
TOTAL COMPREHENSIVE LOSS                        $     (58,360)           (51,963)          (174,496)          (222,710)
                                                =============      =============      =============      =============



EARNINGS (LOSS) PER SHARE
    Basic and diluted loss per share            $     (0.0005)           (0.0034)           (0.0018)           (0.0147)
    Weighted average shares outstanding           119,613,253         15,100,000         98,645,605         15,100,000



                                    FINANCIAL TELECOM LIMITED (USA), INC.

                                INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW
                                                  UNAUDITED


(IN US DOLLARS)
                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                                2005               2004
                                                                             ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                                 $   (176,897)         (222,710)
    Adjustments to reconcile net loss to net cash flows
    provided by (used in) operating activities:
       Depreciation                                                                 1,325             5,178
       Cost of Stock Options granted                                                9,857                --
       Gain on settlement of debt                                                 (21,559)               --
       Stocks issued as payment of expenses                                       134,501                --
       Minority interest                                                               --            31,577
       Changes in current assets and liabilities:
          Decrease (increase) in trade receivables                                (27,856)            4,589
          (Increase) in prepaid expenses and other                                (25,480)           (2,751)
          Increase in trade and accrued payables                                 (217,432)           29,254
          Increase (decrease) in due to related parties                            (6,181)               --
          Increase in deferred revenue                                             (3,396)           (3,886)
                                                                             ------------      ------------
       NET CASH FLOWS USED IN OPERATING ACTIVITIES                               (333,118)         (158,749)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of leasehold improvement                                              (2,724)               --
                                                                             ------------      ------------
                                                                                   (2,724)               --

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from the sale of common stock                                        216,980                --
    Increase (decrease) in due to related parties                                      --           112,915
                                                                             ------------      ------------
                                                                                  216,980           112,915

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                             2,402                --

                                                                             ------------      ------------
INCREASE (DECREASE) IN CASH                                                      (116,460)          (45,834)

    Cash balance at start of period                                               303,045            52,245
                                                                             ------------      ------------
    Cash balance at end of period                                            $    186,585             6,411
                                                                             ============      ============


SUPPLEMENTAL INFORMATION FOR CASH EXPENSES
    Cash paid for Interest Expense                                           $         --            31,241
                                                                             ============      ============

SUPPLEMENTAL INFORMATION FOR NON-CASH INVESTING AND FINANCING ACTIVITIES
    Common Stock issued for Investments                                      $  2,400,991                --
    Common stock issued to settle debts                                           603,170                --
                                                                             ------------      ------------
                                                                             $  3,004,161                --
                                                                             ============      ============



                                                FINANCIAL TELECOM LIMITED (USA), INC.

                                   INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER EQUITY
                                                              UNAUDITED

($ IN US DOLLARS)

                                COMMON        COMMON    ADDITIONAL   TREASURY     STOCK      ACCUMULATED  ACCUMULATED      TOTAL
                                STOCK         STOCK      PAID-IN      STOCK    SUBSCRIPTIONS   DEFICIT       OTHER
                               (SHARES)                  CAPITAL                                         COMPREHENSIVE
                                                                                                         INCOME (LOSS)
                                  ($)           ($)        ($)          ($)        ($)         ($)            ($)           ($)
                             -------------------------------------------------------------------------------------------------------

Balance, June 30, 2005         114,782,205    114,782   5,426,245           --    178,680    (3,647,615)          (23)    2,072,092
Stock issued to acquire
  equity interest in
  Chinasoft                      6,683,680      6,684     204,855           --         --            --            --       211,539
Stock issued to directors
  and officers to settle debt      411,172        411      30,473           --    (30,884)           --            --            --
Stock issued to settle debt        855,764        856      71,884           --    (72,740)           --            --            --
Stock issued for directors
  and officers compensation             --         --          --           --     21,501            --            --        21,501
Stock subscriptions in lieu
  of compensation                       --         --          --           --         --            --            --            --
Stock option                            --         --       4,777           --         --            --            --         4,777
Net Operating Loss                      --         --          --           --         --       (60,785)           --       (60,785)
Foreign currency
  translation gain                      --         --          --           --         --            --         2,425         2,425
                                                                                                                         ----------
Total Comprehensive Loss                                                                                                    (58,360)
                             -------------------------------------------------------------------------------------------------------
Balance, September 30, 2005    122,732,821    122,733   5,738,234           --     96,557    (3,708,400)        2,402     2,251,526
                             =======================================================================================================


                                                                 6

                      FINANCIAL TELECOM LIMITED (USA), INC.
           CONDENSED NOTES - INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)


NOTE 1 - DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, GOING CONCERN, AND LIQUIDITY

DESCRIPTION OF BUSINESS

Financial Telecom Limited (USA), Inc. ("the Company", "We" or "us") was incorporated on April 28, 2003, under the laws of the State of Nevada, with an authorized capital of 500,000,000 shares of $0.001 par value common stock. The Company is a holding company that conducts its operations primarily through its wholly-owned Asian subsidiaries. The Company and its subsidiaries are referred to collectively herein as the "Company." Through our wholly-owned subsidiaries, we provide financial advisory, financial information and direct investment to corporations in Mainland China, Hong Kong and certain Southeast Asian countries.

BASIS OF PRESENTATION

Interim Condensed Consolidated Financial Statements - The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of our management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These condensed financial statements and accompanying notes should be read in conjunction with our annual financial statements and the notes thereto for the year ended December 31, 2004, included in our Annual Report on Form 10KSB, filed with the Securities and Exchange Commission.

Principles of Consolidation - The accompanying condensed consolidated financial statements include all of the accounts of the Company and all of its wholly-owned subsidiaries as of and for the period ended September 30, 2005 and 2004. All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

GOING CONCERN

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

LIQUIDITY
---------

The Company had net losses of approximately $177,000 (2004: $223,000) for the nine months ended September 30, 2005. Management believes that it is likely that the Company will continue to incur net losses through at least the next twelve months. The Company also had a working capital deficiency and accumulated deficit of approximately $152,000 and $3,708,000 at September 30, 2005. During January 2005, the Company received approximately $217,000 in cash relating to the sale of common stock. As of September 30, 2005, the Company has approximately $187,000 in cash to help fund its working capital requirements over the next 12 months. Management believes that additional funds will be generated from the Company's ability to sign additional service contracts and the receipt of the related cash flow from them, which will be necessary to provide sufficient working capital to operate for the next twelve months.


NOTE 2 - RELATED PARTY TRANSACTIONS

(a) The following is a summary of significant related party purchase transactions, which were carried out in the normal course of the Company's business:

                                                       2005             2004
                                                    -----------     -----------

     Bowland International Limited
     Loan interest expense                          $        --     $    10,734
     Rental charge for leased office space          $     7,761     $     9,073


Bowland International Limited is a related company with a common director. Loan interest in 2004 was calculated at prime rate plus 3% per annum.

(b) Amounts due to related parties are unsecured, interest-free, and have no fixed terms of repayment: At September 30, 2005, amounts owing to related parties are as follows:

     Due to a former minority shareholder                           $    23,077
     Due to directors and officers                                       15,408
                                                                    -----------
                                                                    $    38,485
                                                                    ===========


NOTE 3 - LOSS PER SHARE

Basic loss per share is based on the weighted average number of common shares outstanding and diluted loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Loss per share is calculated by dividing the net loss for the period by the weighted average shares outstanding during the period. All loss per share amounts in these financial statements are basic loss per share as defined by SFAS No. 128, "Earnings Per Share." Diluted weighted average shares outstanding exclude the potential common shares from options outstanding because to do so would be anti-dilutive.


NOTE 4 - SEGMENTED INFORMATION

During the three months ended September 30, 2005, we operated in two principal segments: financial advisory services and financial data services. Before 2005, we generated our income mainly from financial data services.

We do not allocate any general and administrative expenses or assets to our operating segments, as we do not use this information to measure the performance of the sectors.

Income performance for the three months ended September 30, 2005 is as follows:

                                Financial           Financial
                                Advisory              Data               Total
                              --------------------------------------------------
     Service fee income       $   109,433             28,593            138,026
     Direct Costs             $    38,785             24,503             63,288
                              --------------------------------------------------
     Gross profit (loss)      $    70,648              4,090             74,738
                              ==================================================

Income performance for the three months ended September 30, 2004 is as follows:

                                Financial           Financial
                                Advisory              Data               Total
                              --------------------------------------------------
     Service fee income       $        --             60,658             60,658
     Direct Costs             $        --             52,829             52,829
                              --------------------------------------------------
     Gross profit (loss)      $        --              7,829              7,829
                              ==================================================

Income performance for the nine months ended September 30, 2005 is as follows:

                                Financial           Financial
                                Advisory              Data               Total
                              --------------------------------------------------
     Service fee income       $   274,949            107,474            382,423
     Direct Costs             $    99,441            103,025            202,466
                              --------------------------------------------------
     Gross profit (loss)      $   175,508              4,449            179,957
                              ==================================================

Income performance for the nine months ended September 30, 2004 is as follows:

                                Financial           Financial
                                Advisory              Data               Total
                              --------------------------------------------------
     Service fee income       $        --            210,468            210,468
     Direct Costs             $        --            205,580            205,580
                              --------------------------------------------------
     Gross profit (loss)      $        --              4,888              4,888
                              ==================================================


NOTE 5 - STOCKHOLDERS' EQUITY TRANSACTIONS

   a)    STOCK SUBSCRIPTIONS

         Stock subscriptions represent the following:

         (i) Settlement of debt: $72,740. During December 2004, we reached settlements with certain creditors and directors, to convert their debts into our restricted common stock via stock subscriptions. The total debt amounted to $632,426. During the three months ended September 30, 2005, we issued an aggregate of 855,764 restricted shares of our common stock amounting to $72,740. The remaining subscription amounts of aggregate $72,740 will be retired in the next quarter. The number of shares to be issued over the next quarter will be based on the average closing price of our common stock on the OTCBB for this quarter.

         (ii) Subscription in lieu of directors' fee and officer's compensation: $21,501. Each director is paid a fee of $500 per month, plus the amount of $600 for each meeting attended. Payment of directors' fees is made quarterly by issuing restricted common stock to the value of the fee, calculated at the average closing share price on the OTCBB for each quarter. Our CFO receives a salary of $2,500 monthly paid in cash, plus the value of $4,167 paid monthly in restricted shares, calculated at the average 20-day trading price of the Company's stock prior to the first day of each month. (Note 7)

         (iii) In March 2005, we reached agreements with our directors for the payment of their fees by our restricted common stock on a quarterly basis calculated at the average closing share price on the OTCBB of each quarter. See (i) above for details of remuneration for directors and officers. In July, August and September 2005, we issued an aggregate of 411,172 shares to settle fees due of $30,884.

   b)    STOCK ISSUANCES

         Apart from the shares subscription as mentioned in 5 a) above, during the three months ended September 30, 2005, we issued an aggregate of 6,683,680 restricted shares of our common stock as consideration for ownership interests in one entity and as consideration for the purchase of convertible notes, pursuant a Sales and Purchase Agreement as follows:

         (i) On August 12, 2005, we signed and completed the Sales and Purchase Agreement ("Chinasoft Agreement") with all of the shareholders ("Chinasoft Shareholders") of Chinasoft Limited. ("Chinasoft"), a privately held company organized under the laws of Hong Kong. Pursuant to the terms of Chinasoft Agreement, we acquired from Chinasoft Shareholders 19% of the total equity interest of Chinasoft for a total purchase price of $133,974, to be satisfied by issuing to Chinasoft Shareholders 4,232,997 shares of Fintel common stock. Pursuant to the terms of Chinasoft Agreement, we also purchased from Chinasoft Shareholders a non-interest bearing convertible note, to be satisfied by issuing to the Chinasoft Shareholders 2,450,683 shares of Fintel common stock. At any time on or before August 12, 2015, the note is convertible by Fintel without additional consideration, into 11% of the entire equity interest of Chinasoft as of the date of Chinasoft Agreement or, at our option, $77,564 cash to be paid to us by the Chinasoft Shareholders.

We account for investments in companies in which the company has less than a 20% interest at cost. Dividends received from those companies are included in other income. Dividends received in excess of the company's proportionate share of accumulated earnings are applied as a reduction of the cost of the investment.

   c)    CONDITIONAL STOCK OPTIONS GRANTED TO INDEPENDENT AGENTS

         Independent agents are used in the normal course of business, to assist us in finding and negotiating investments in other companies. The agents are granted stock options case by case. The options can be exercised in 3 parts over 3 years (i.e. 1/3 per year), with each part contingent upon our fee collection history for the prior year. If the contracted fees are not received annually in full, the relevant part of the option is cancelled. If the contracted fees are received annually in full, the agent has up to 3 years to exercise the relevant part of option. If the exercise is not made by the end of the third year, the relevant part of the option is cancelled. A total of 4,793,185 shares have been granted as Conditional Stock Options , which were granted at various dates over the reporting period, and at various prices (high $0.105; low $0.0633). The accumulated compensation expense recorded in the financial statements is $9,857.

         No Stock Options were exercised during the three months ended September 30, 2005.

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

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying consolidated financial statements.


NOTE 7 - EMPLOYMENT AGREEMENT

The Company has an employment agreement with its chief financial officer, which extends through May 30, 2006. The agreement provides for a base salary, $50,000 worth of the Company's common stock per year based on the average 20-day trading price of the Company's stock prior to the first day of each month, options to purchase 250,000 shares of common stock at $0.10 per share to be awarded, other benefits to be determined by the Board of Directors, termination payments, non-competition provisions, and other terms and conditions of employment.


NOTE 8 - SUBSEQUENT EVENTS

   a) During October 2005, we issued an aggregate of 1,192,466 restricted shares of our common stock to settle debts amounting to $72,740.

   b) During October 2005, we issued 218,167 shares to settle Directors' Fees and CFO's compensation, totally of $13,167.

   c) During October 2005, Fintel entered into a definitive agreement to acquire a 75% controlling interest in the equity of MK Aviation SA, a Panama-based aircraft leasing company, from a party who was unrelated prior. The purchase consideration is 372,430,363 shares of Fintel's common stock. No cash will be paid as consideration for the acquisition. As a consequence of issuing shares, the prior shareholder of MK Aviation will acquire controlling interest of Fintel. Completion is expected before the end of the fiscal year.


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

   o OVERVIEW. This section provides a general description of our business, as well as recent developments that we believe are important in understanding the results of operations and to anticipate future trends in those operations.
   o RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2005 compared to the same periods in 2004. A brief description is provided of transactions and events, including related party transactions that impact the comparability of the results being analyzed.
   o LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of and for the nine months ended September 30, 2005 and September 30, 2004.
   o CRITICAL ACCOUNTING POLICIES. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

OVERVIEW
--------

As reported in our financial statements for the First Quarter (Q1), we have changed our business focus, away from providing information services to providing financial advisory services to Small and Medium Enterprises (SMEs) operating in mainland China. The financial data services reported in 2004, are continuing, but may be discontinued by the end of the fiscal year. The Third Quarter (Q3) includes the early results of our business as a provider of financial advisory services.

We signed 8 financial advisory contracts by the end of Q3. Revenues per the contracts amount to $52,669 monthly, going forward into Q4. However, these revenues have normal credit risks attached.

Also, going forward into Q4, we expect to sign additional advisory contracts and thereby generate additional revenues for the year. Though we are confident we can acquire new contracts for Q4, we wish to remind readers that the occurrence and amount of such contracts are uncertain.

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 2005 VERSUS SEPTEMBER 30, 2004

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

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2005 VERSUS SEPTEMBER 30, 2004

REVENUES.

Revenues increased by $171,955 from the cumulative effect of signing service contracts. Direct Costs decreased by $3,114 from negotiating cost-effective agency agreements that increase our margins over 2004. The resulting increase in Gross Margin of $175,069 reflects the early success of our business model.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

SGA costs increased by $213,601 primarily from greater professional fees for legal, investment relations, accounting, auditing, and increased staffing costs from the addition of our CFO and other staff. Such increases represent the investment needed to implement our business model. Though costs have increased overall, we have eliminated redundancies and trimmed overheads wherever possible.

OTHER INCOME AND EXPENSES.

Other income net of expenses increased in 2005 by $52,767 over 2004. This increase comprises: (1) the $21,559 gain on settlement of debt in 2005, which is non-recurring; and (2) the savings in interest costs on long-term debt retired in 2004, amounting to $31,241.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As shown in the accompanying financial statements, we incurred a net operating loss of $176,898 for the nine months ended September 30, 2005, and at that date we had a negative working capital of $152,416.

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

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

OPERATING ACTIVITIES. The net cash consumed by operations increased by $174,369. This is represented mainly by an increase in trade payables of $217,432.

INVESTING ACTIVITIES. We paid $2,724 for leasehold improvements for our new Hong Kong office. Our investment of $2,400,991 in the various entities was satisfied by the non-cash issuance of our common stock pursuant to the individual terms of the Sale and Purchase Agreements.

FINANCING ACTIVITIES. We had an increase in cash during Q1 of $216,980 resulting from the sale proceeds on common stock of $216,980. We converted debts of $72,740 to equity by the non-cash issuance of our common stock.

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

TRADE RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

We present trade receivables, net of allowances for doubtful accounts, to ensure accounts receivable are not overstated due to uncollectibility. The allowances are calculated based on detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting our customer base. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. There are currently no allowances for doubtful accounts as of September 30, 2005, as management does not deem any of the accounts are uncollectible.

INCOME TAXES

We account for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS" No. 109), "Accounting for Income Taxes," whereby deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary, to reduce deferred income tax assets to the amount expected to be realized. We currently reserve a 100% valuation allowance against deferred tax asset as our ability to generate taxable income in the future is uncertain.

ASSET IMPAIRMENT

We periodically evaluate the carrying value of other long-lived assets, including, but not limited to, property and equipment and intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Significant estimates are utilized to calculate expected future cash flows utilized in impairment analyses. We also utilize judgment to determine other factors within fair value analyses, including the applicable discount rate.


ITEM 2(b).  OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, that are material to investors.


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

During the nine months ended September 30, 2005, there were no changes in our internal accounting controls or in other factors that materially affected our internal controls over financial reporting.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

   1) In December 2004, we reached debt settlement agreements with certain creditors, including our previous and current directors, to convert their debts totaling $632,426 into our restricted common stock in four quarterly installments. On July 1, 2005, we issued an aggregate of 699,424 shares to settle debts of $72,740, payable under the third installment. The number of shares to be issued for this purpose was based on the average closing price of our common shares on the OTCBB during the quarter ended June 30, 2005. The shares were exempt from registration pursuant to Sections 4(2) under the Securities Act. No underwriting or other commissions were paid in connection with the issuance of these shares.

   2) On July 1, 2005, we issued an aggregate of 211,767 shares in lieu of directors' compensation. The number of shares issued was based on the average closing price of our common shares on the OTCBB during the quarter ended June 30, 2005. The shares were exempt from registration pursuant to Sections 4(2) under the Securities Act. No underwriting or other commissions were paid in connection with the issuance of these shares.

   3) On July 1, August 1, and September 1, 2005, we issued an aggregate of 199,405 shares in lieu of an officer's compensation. The number of shares issued was based on the average 20-day trading price of the Company's stock prior to the first day of each month. The shares were exempt from registration pursuant to Sections 4(2) under the Securities Act. No underwriting or other commissions were paid in connection with the issuance of these shares.

   4) On August 12, 2005, we purchased 19% of the total equity interest of Chinasoft and a convertible note of $77,564, by issuing an aggregate of 6,683,680 our restricted shares of common stock at $0.03165 per share. The issuance was exempted from registration under the Securities Act of 1933, as amended, pursuant to Rule 903, as a sale by the issuer in an offshore transaction.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS

   a) The following list describes the exhibits filed as part of this Report on Form 10-QSB.

Exhibit
 Number      Description of Document
 ------      -----------------------

3.1  (1)     Articles of Incorporation of Financial Telecom Limited (USA), Inc.
3.2  (1)     Amended and Restated Bylaws of Financial Telecom Limited (USA),
             Inc.
10.1 (1)     Agreement between Hong Kong Futures Exchange Limited and Financial
             Telecom Limited
10.2 (1)     Market Service Datafeed Agreement between Stock Exchange
             Information Services
             Limited and Financial Telecom Limited
10.3         (2) Option agreement dated December 14, 2004 between Fintel
             Group Limited and shareholders of Shanghai Longterms
             Technology Limited.
10.4         (2) Option agreement dated January 5, 2005 between Fintel
             Group Limited and shareholders of Beijing JCL Technology
             Commerce Limited.
10.5         (2) Option agreement dated January 20, 2005 between Fintel
             Group Limited and shareholders of Shanghai Qianhou Computer
             Technology Limited.
10.6  (2)    Independent contractor agreement between Fintel Group Limited and
             Mr. Sam Chong Keen.
10.7  (2)    Independent contractor agreement between Fintel Group Limited and
             Info Media Company.
10.8  (2)    Independent contractor agreement between Fintel Group Limited and
             China Digital Distribution Limited.
10.9  (3)    Sales and purchase agreement dated March 25, 2005 between Fintel
             Group Limited and
             shareholders of Enjoy Media Holdings Limited
10.10 (4)    Sales and purchase agreement dated April 25, 2005 between Fintel
             Group Limited and shareholders of Beijing Genial Technology Co.
             Ltd.
10.11 (4)    Option agreement dated March 7, 2005 between Fintel Group Limited and shareholders of Beijing Sinoskyline technology Trading Co. Ltd.
14.1  (2)    Code of Ethics
21.1  (2)    Subsidiaries of the registrant
24.1  (5)    Power of Attorney
31.1  (5)    Certification of David Chen, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of
             2002
31.2  (5)    Certification of Ronald Gorthuis, pursuant to 18 U.S.C. Section
             1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1  (5)    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------------------
(1) Incorporated herein by reference to the registrant's initial Registration Statement on Form 10-SB (File No. 000-50760) filed on May 13, 2004.
(2) Incorporated herein by reference to the registrant's Annual Report on Form 10-KSB (File No. 000-50760) filed on March 31, 2005.
(3) Incorporated herein by reference to the registrant's Quarterly Report of Form 10-QSB (File No. 000-50760) filed on May 6, 2005
(4) Incorporated herein by reference to the registrant's Quarterly Report of Form 10-QSB (File No. 000-50760) filed on August 6, 2005
(5)  Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FINANCIAL TELECOM LIMITED (USA), INC.



                                    By: /S/ DAVID CHEN
                                        ----------------------------------------
                                        David Chen, Chief Executive Officer
Date: October 31, 2005


                                    By: /S/ RONALD GORTHUIS
                                        ----------------------------------------
                                        Ronald Gorthuis, Chief Financial Officer
Date: October 31, 2005