Form 10KSB/A
period 2004-12-31
FINANCIAL TELECOM LTD USA INC
filed 2006-01-13
CIK 1288195

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               Amendment No. 1 to
                                  FORM 10-KSB-A


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

                                      FINANCIAL TELECOM LIMITED (USA), INC.

                                      By: /s/ Stephen Tang
                                         ------------------------------------
                                         Stephen Tang, President

Date: January 13, 2006

                                      By: /s/ David Chen
                                         ------------------------------------
                                         David Chen, Chief Executive Officer

Date: January 13, 2006

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