Form 10QSB/A
period 2005-03-31
FINANCIAL TELECOM LTD USA INC
filed 2006-01-13
CIK 1288195

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               Amendment No. 1 to
                                  FORM 10-QSB-A

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

Exhibit Number    Description of Document
--------------    -----------------------

3.1(1)            Articles of Incorporation of Financial Telecom Limited (USA),
                  Inc.
3.2(1)            Amended and Restated Bylaws of Financial Telecom Limited
                  (USA), Inc.
10.1(1)           Agreement between Hong Kong Futures Exchange Limited and
                  Financial Telecom Limited
10.2(1)           Market Service Datafeed Agreement between Stock Exchange
                  Information Services Limited and Financial Telecom Limited
10.3(2)           Option agreement dated December 14, 2004 between Fintel Group
                  Limited and shareholders of Shanghai Longterms Technology
                  Limited.
10.4(2)           Option agreement dated January 5, 2005 between Fintel Group
                  Limited and shareholders of Beijing JCL Technology Commerce
                  Limited.
10.5(2)           Option agreement dated January 20, 2005 between Fintel Group
                  Limited and shareholders of Shanghai Qianhou Computer
                  Technology Limited.
10.6(2)           Independent contractor agreement between Fintel Group Limited and Mr. Sam Chong Keen.
10.7(2)           Independent contractor agreement between Fintel Group Limited and Info Media Company.
10.8(2)           Independent contractor agreement between Fintel Group Limited and China Digital Distribution Limited.
10.9(3)           Sales and purchase agreement dated March 25, 2005 between
                  Fintel Group Limited and shareholders of Enjoy Media Holdings
                  Limited
14.1(2)           Code of Ethics
21.1(2)           Subsidiaries of the registrant
24.1(3)           Power of Attorney
31.1(4)           Certification of David Chen, pursuant to 18 U.S.C. Section
                  1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002
31.2(4)           Certification of Stephen Tang, pursuant to 18 U.S.C. Section
                  1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002
32.1(4)           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated herein by reference to the registrant's initial Registration Statement on Form 10-SB (File No. 000-50760) filed on May 13, 2004.
(2) Incorporated herein by reference to the registrant's Annual Report on Form 10-KSB (File No. 000-50760) filed on March 31, 2005.

(3) Incorporated herein by reference to the registrant's Quarterly Report on Form 10-QSB (File No. 000-50760) filed on May 6, 2005.
(4)  Filed herewith


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

                                         FINANCIAL TELECOM LIMITED (USA), INC.

                                         By: /s/ Stephen Tang
                                             -----------------------------------
                                             Stephen Tang, President

Date: January 13, 2006

                                         By: /s/ David Chen
                                             -----------------------------------
                                             David Chen, Chief Executive Officer

Date: January 13, 2006