Form 10QSB/A
period 2005-09-30
FINANCIAL TELECOM LTD USA INC
filed 2006-01-13
CIK 1288195

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               Amendment No. 1 t0
                                  FORM 10-QSB/A


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

Exhibit
 Number      Description of Document
 ------      -----------------------

3.1  (1)     Articles of Incorporation of Financial Telecom Limited (USA), Inc.
3.2  (1)     Amended and Restated Bylaws of Financial Telecom Limited (USA),
             Inc.
10.1 (1)     Agreement between Hong Kong Futures Exchange Limited and Financial
             Telecom Limited
10.2 (1)     Market Service Datafeed Agreement between Stock Exchange
             Information Services
             Limited and Financial Telecom Limited
10.3         (2) Option agreement dated December 14, 2004 between Fintel
             Group Limited and shareholders of Shanghai Longterms
             Technology Limited.
10.4         (2) Option agreement dated January 5, 2005 between Fintel
             Group Limited and shareholders of Beijing JCL Technology
             Commerce Limited.
10.5         (2) Option agreement dated January 20, 2005 between Fintel
             Group Limited and shareholders of Shanghai Qianhou Computer
             Technology Limited.
10.6  (2)    Independent contractor agreement between Fintel Group Limited and
             Mr. Sam Chong Keen.
10.7  (2)    Independent contractor agreement between Fintel Group Limited and
             Info Media Company.
10.8  (2)    Independent contractor agreement between Fintel Group Limited and
             China Digital Distribution Limited.
10.9  (3)    Sales and purchase agreement dated March 25, 2005 between Fintel
             Group Limited and
             shareholders of Enjoy Media Holdings Limited
10.10 (4)    Sales and purchase agreement dated April 25, 2005 between Fintel
             Group Limited and shareholders of Beijing Genial Technology Co.
             Ltd.
10.11 (4)    Option agreement dated March 7, 2005 between Fintel Group Limited and shareholders of Beijing Sinoskyline technology Trading Co. Ltd.
14.1  (2)    Code of Ethics
21.1  (2)    Subsidiaries of the registrant
24.1  (5)    Power of Attorney
31.1  (6)    Certification of David Chen, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of
             2002
31.2  (6)    Certification of Ronald Gorthuis, pursuant to 18 U.S.C. Section
             1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1  (6)    Certification pursuant to 18 U.S.C. Section 1350, as adopted
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

(5) Incorporated herein by reference to the registrant's Quarterly Report of Form 10-QSB (File No. 000-50760) filed on November 16, 2005
(6)  Filed herewith

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

                                    FINANCIAL TELECOM LIMITED (USA), INC.



                                    By: /S/ DAVID CHEN
                                        ----------------------------------------
                                        David Chen, Chief Executive Officer

Date: January 13, 2006



                                    By: /S/ RONALD GORTHUIS
                                        ----------------------------------------
                                        Ronald Gorthuis, Chief Financial Officer

Date: January 13, 2006