Form 10KSB
period 2005-12-31
MKA Capital, Inc.
filed 2006-04-26
CIK 1288195

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   For the year period ended   DECEMBER 31, 2005
                                                               -----------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                                   For the transition period from _____ to _____

                                   Commission file number      000-50760
                                                               ---------


                                MKA CAPITAL, INC.
              (Exact name of small business issuer in its charter)


               Nevada                                          58-2670972
   (State or other jurisdiction of                           (IRS Employer
    incorporation or organization)                        Identification No.)


       2405, Hong Kong New World Tower, 300 Huai Hai Road, Shanghai, China
                    (Address of principal executive offices)

                                (86) 21 6335 4111
                           (Issuer's telephone number)


Securities registered under Section 12(b) of the Exchange Act:  none

Securities registered under Section 12(g) of the Exchange Act;

                  Title of each class: Common Shares
                  Name of Exchange on which registered: OTCBB

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act). Yes [ ] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of April 10, 2006, was approximately $19.86 million (based upon a closing sale price of $1.00 per share, as reported on the OTCBB), which reflects the 25 for 1 reverse stock split that occurred on January 22, 2006.

The issuer's revenues for the fiscal year ended December 31, 2005, were $3.215 million.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Common Stock: par value of $0.001;
          19,860,514 shares issued and outstanding on March 31, 2006.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

                                MKA CAPITAL, INC.

                                   FORM 10-KSB

                                FISCAL YEAR 2005



TABLE OF CONTENTS


PART I
Item 1.           Description of Business                                              1
Item 2.           Description of Property                                              4
Item 3.           Legal Proceedings                                                    4
Item 4.           Submission of Matters to a Vote of Security Holders                  6


PART II
Item 5.           Market for Common Equity, Related Stockholder Matters,
                    and Small Business Issues/purchases of Equity Securities           6
Item 6.           Management's Discussion and Analysis, or Plan of Operation           8
Item 7.           Financial Statements and Supplementary Data                         F-1
Item 8.           Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure                                          18
Item 8A.          Controls and Procedures                                             18
Item 8B.          Other Information                                                   19


PART III
Item 9.           Directors, Executives Officers, Promoters and Control Persons:
                    Compliance with Section 16(a) of the Exchange Act                 19
Item 10.          Executive Compensation                                              22
Item 11.          Security Ownership of Certain Beneficial Owners and
                    Management and Related Stockholder Matters                        23
Item 12.          Certain Relationships and Related Transactions                      23
Item 13.          Exhibits                                                            24
Item 14.          Principal Accountant Fees and Services                              25

SIGNATURES                                                                            25


                                            i

                                  -- PART I --
                     RISK FACTORS AND CAUTIONARY STATEMENTS

FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE MADE PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE COMPANY WISHES TO ADVISE READERS THAT ACTUAL RESULTS MAY DIFFER SUBSTANTIALLY FROM SUCH FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE UNDERLYING ASSUMPTIONS AND OTHER STATEMENTS THAT ARE OTHER THAN HISTORICAL FACTS. FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THE STATEMENTS, INCLUDING, BUT NOT LIMITED TO, THE FOLLOWING: THE ABILITY OF THE COMPANY TO PROVIDE FOR ITS OBLIGATIONS, TO PROVIDE WORKING CAPITAL NEEDS FROM OPERATING REVENUES, TO OBTAIN ADDITIONAL FINANCING NEEDED FOR ANY FUTURE ACQUISITIONS, TO MEET COMPETITIVE CHALLENGES AND TECHNOLOGICAL CHANGES, AND OTHER RISKS DETAILED IN THE COMPANY'S PERIODIC REPORT FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

ITEM 1.   DESCRIPTION OF BUSINESS

BUSINESS OF ISSUER

MKA Capital Inc. ("MKAC" or "the Company") is the recent combination of Financial Telecom Limited (USA) Inc ("Fintel"), a Nevada company, and MK Aviation SA ("MKA"), a Panama company. The combination occurred on November 25, 2005, by an exchange of shares between the former owner of MKA and Fintel. Both companies survived post-combination, and Fintel changed its name to MKA Capital Inc, effective January 22, 2006. Further disclosure of this combination is presented in the notes to the financial statements filed under Item 7 herein.

Prior and post combination, MKA is a lessor of aircraft and engines, and has had successful operations for the past 25 years. Prior to the combination, Fintel commenced operations during late 2003, as a provider of digital financial services focused on the Hong Kong market. However, the market for such service declined, and Fintel changed direction during 2004 to providing financial services to privately held companies in PR China, and investing in the equities of such companies. Fintel was traded on the OTCBB under the symbol FLTL.OB.

MKAC is incorporated under Chapter 78 of the Nevada Statutes, and is traded on the OTCBB under the symbol MKAC.OB. Its corporate offices are located in the Republic of Panama and the Peoples Republic of China.

MKAC is a lessor of commercial aircraft, engines, and other aircraft-related equipment. The Company provides these services to passenger and cargo airlines worldwide.

MKAC focuses on leasing mid-life aircraft. Such aircraft are in high demand world-wide, as they provide operators with highly serviceable and competitive aircraft to fulfill market niches. Leasing provides operators with lower capital costs than would otherwise be incurred by purchasing the aircraft, thereby improving operating margins.

Aircraft operators need engines in addition to those that come installed on the aircraft. These spare engines are used to replace the installed engines during scheduled maintenance, thereby avoiding idle time for the aircraft. Also, engines are required for unscheduled events, such as mechanical failure, Federal Aviation Administration ("FAA") directives, or manufacturer revisions to maintenance, repair and overhaul.

The Company's aircraft portfolio at any time consists of aircraft manufactured by Boeing, Airbus, McConnell Douglas, and others. These aircraft are the most widely used aircraft in the world, by all the major carriers.

The Company's engine portfolio at any time consists of noise compliant Stage III commercial jet aircraft engines manufactured by CFM International, General Electric, Pratt & Whitney, Rolls Royce and International Aero Engines. These engines are the most widely used aircraft engines in the world, powering Airbus, Boeing and McDonnell Douglas aircraft.

On December 31, 2005, the Company had an aircraft portfolio consisting of 7 engines and 2 aircraft having a total net book value of $3.59 million. 5 engines and 2 aircraft are leased by 7 operators in 5 countries. 2 engines are under interest-bearing purchase contracts.

The Company's operations are reportable under one segment for financial reporting purposes.

The MKAC group comprises the companies noted in Exhibit 21.1 filed herewith.

AIRCRAFT LEASING

On December 31, 2005, the Company's leases are operating leases. Under an operating lease, the Company retains title to the aircraft equipment, thereby retaining the benefit and assuming the risk of the residual value of the aircraft equipment. Operating leases allow airlines greater fleet and financial flexibility, due to the relatively small initial capital outlay necessary to obtain use of the aircraft equipment. Operating lease rates are generally higher than finance lease rates, in part because of the risks associated with the residual value. See "Management's Discussion and Analysis or Plan of Operation - Factors That May Affect Future Results."

All lease transactions are "triple-net leases". A triple-net lease requires the lessee to make the full lease payment and incur any other expenses associated with the use of the equipment, such as maintenance, casualty and liability insurance, sales or use taxes, and personal property taxes. The leases contain detailed provisions specifying maintenance standards and the required condition of the aircraft equipment upon return at the end of the lease. During the term of the lease, the lessee is required to maintain the aircraft equipment in accordance with an approved maintenance program, designed to ensure that it meets applicable regulatory requirements in the jurisdictions in which the lessee operates. Under short-term leases and certain medium-term leases, the Company may undertake a portion of the maintenance and regulatory compliance risk.

The Company mitigates risk however possible. For example, the Company makes an independent analysis of the credit risk associated with the lessee before entering into any significant lease transaction. The Company's credit analysis generally consists of evaluating the prospective lessee's financial standing utilizing financial statements and trade and/or banking references. In certain circumstances, the Company may require its lessees to provide additional credit support, such as a letter of credit, or a guarantee from a bank or a third party, or a security deposit. The Company also evaluates insurance and expropriation risk, and evaluates and monitors the political and legal climate of the country in which a particular lessee is located, to determine the Company's ability to repossess its equipment, should the need arise.

At the commencement of a lease, the Company may collect, in advance, a security deposit (equal to at least one month's lease payment). The security deposit is returned to the lessee after all return conditions have been met.

Maintenance costs are the responsibility of the lessee, and the lessee is obligated to perform maintenance as scheduled by the FAA and manufacturer. In addition to lease rentals, fees for maintenance costs are collected by the Company, and used when extra repairs or overhauls are required. The fees are taken into revenues as collected, and are not returnable to the lessee. Any costs incurred by the Company are expensed when incurred. The lessee is further obligated to pay for any maintenance costs that exceed the fees collected.

During the lease period, the Company's leases require that maintenance and inspection of the leased equipment be performed at qualified maintenance facilities certified by the FAA or its foreign equivalent. In addition, when a lease ends, the asset undergoes independent inspection to verify compliance with lease return conditions.

Despite these guidelines, the Company cannot assure it will not experience collection problems or losses in future. However, the Company believes its attention to its lessees and its emphasis on maintenance and inspection contributes to residual values, and generally helps the Company to recover its investment in its leased equipment. See "Management's Discussion and Analysis or Plan of Operation - Factors That May Affect Future Results."

Upon termination of a lease, the Company will re-lease or sell the aircraft equipment. The demand for aftermarket aircraft equipment for either sale or re-lease may be affected by a number of variables, including general market conditions, regulatory changes (particularly those imposing environmental, maintenance and other requirements on the operation of aircraft engines), changes in demand for air travel, fuel costs, changes in the supply and cost of aircraft equipment and technological developments. In addition, the value of particular used aircraft, spare parts or aircraft engines varies greatly depending upon their condition, upon the maintenance services performed during the lease term, and upon the number of hours remaining until the next major maintenance is required. If the Company is unable to re-lease or sell aircraft equipment on favorable terms, its financial results and its ability to service debt may be adversely affected. See "Management's Discussion and Analysis or Plan of Operation - Factors That May Affect Future Results."

The Company's management frequently reviews opportunities to acquire suitable aircraft equipment based upon market demand, customer requirements, and the Company's lease portfolio mix criteria and planning strategies for leasing. Before committing to purchase specific equipment, the Company generally takes into consideration such factors as estimates of future values, potential for remarketing, trends in supply and demand for the particular make, model, and configuration of the equipment, and the anticipated obsolescence of the equipment.

FINANCING AND SOURCE OF FUNDS

The Company typically acquires the aircraft and engines it leases with a combination of cash reserves and funds borrowed from financial institutions. Lenders can take a security interest in the equipment, and a portion of the lease payments associated with the financed equipment to apply to debt service. The Company retains ownership of the equipment, subject to such security interest. See "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources."

COMPETITION

The markets for the Company's products and services are competitive, and the Company faces competition from a number of sources. These include aircraft engine and aircraft parts manufacturers, aircraft and aircraft engine lessors, airline and aircraft service and repair companies, and aircraft spare parts distributors. Many of the Company's competitors have substantially greater resources than the Company. Those resources may include greater name recognition; larger product lines; complementary lines of business; and greater financial, marketing, information systems, and other resources. In addition, equipment manufacturers, aircraft maintenance providers, FAA certified repair facilities and other aviation aftermarket suppliers may vertically integrate into the markets that the Company serves, thereby significantly increasing industry competition. The Company can give no assurance competitive pressures will not materially and adversely affect the Company's business, financial condition, and results of operations. See "Management's Discussion and Analysis or Plan of Operation - Factors That May Affect Future Results."

INSURANCE

In addition to requiring full indemnification under the terms of its leases, the Company requires its lessees to carry the types of insurance customary in the air transportation industry: including comprehensive third party liability insurance, and physical damage and casualty insurance. The Company requires that it be named as an additional insured on liability insurance with the Company or its lenders, and is normally identified as the loss payee for damage to the equipment on policies carried by lessees. The Company monitors compliance with the insurance provisions of the leases. The Company also carries contingent physical damage and third party liability insurance, as well as product liability insurance.

GOVERNMENT REGULATIONS

The Company's customers are subject to a high degree of regulation in the jurisdictions in which they operate. For example, the FAA regulates the manufacture, repair and operation of all aircraft operated in the United States. Equivalent regulatory agencies in other countries, such as the Joint Aviation Authority ("JAA") in Europe, regulate aircraft operated in those countries. Such regulations also indirectly affect the Company's business operations. All aircraft operated in the United States must be maintained under a continuous condition-monitoring program, and must periodically undergo thorough inspection and maintenance. The inspection, maintenance and repair procedures for commercial aircraft are prescribed by regulatory authorities, and can be performed only by certified repair facilities utilizing certified technicians. The FAA can suspend or revoke the authority of air carriers or their licensed personnel for failure to comply with regulations and ground aircraft, if their airworthiness becomes questionable.

While the Company's leasing and reselling business is not regulated, the aircraft, engines and engine parts the Company leases and sells to its customers must be accompanied by documentation that enables the customer to comply with applicable regulatory requirements. Furthermore, before parts may be installed in an aircraft, they must meet certain standards of condition established by the FAA and equivalent regulatory agencies in other countries.

Specific regulations vary from country to country, although regulatory requirements in other countries are generally satisfied by compliance with FAA requirements. The Company utilizes FAA and JAA certified repair stations for the repair and certification of engines and components, to ensure the asset remains salable and FAA/JAA compliant.

Effective January 1, 2000, federal regulations stipulate that all aircraft engines: (i) hold, or be capable of holding, a noise certificate issued under Chapter 3 of Volume 1, Part II of Annex 16 of the Chicago Convention; or (ii) have been shown to comply with Stage III noise levels set out in Section 36.5 of Appendix C of Part 36 of the FAA Regulations of the United States if the engines are to be used in the continental United States. Additionally, much of Europe has adopted similar regulations. On December 31, 2005, all of the engines in the Company's lease portfolio are Stage III engines and are generally suitable for use on one or more commonly used aircraft. The Company believes the aviation industry will be subject to continued regulatory activity. Additionally, increased oversight has and will continue to originate from the quality assurance departments of airline operators. The Company has been able to meet all such requirements to date, and believes it will be able meet any additional requirements that may be imposed. (Should new regulations be enacted in future, the Company cannot assure such regulations would not adversely affect the Company.)

EMPLOYEES

At December 31, 2005, the Company had 15 employees in total (excluding consultants), in sales and marketing, finance, technical service, and administration. None of the Company's employees is covered by a collective bargaining agreement and the Company believes its employee relations are satisfactory.

ITEM 2.   DESCRIPTION OF PROPERTY

The Company owns the floor of the office building that houses its head office in the Republic of Panama. The office is located in Panama City at Calle 52 and Elvira Mendez, and occupies 850 square meters on the tenth floor. The property had an estimated market value of $1 million as of December 31, 2005. No mortgages or liens are placed on the property.

The Company owns 2 parcels of land in Panama, which are held for development or resale. These properties have an estimated market value of $150,000 in total. No mortgages or liens are placed on these properties. The Company's investment policy on these assets is to hold them until market conditions favor either a sale or further development leading to eventual sale. The Company has no limitations that would preclude any action to sell or develop the properties. Company policies on investments may be changed at any time without a vote of security holders.

The China office is located in Shanghai, at 2405- 300 Hua Hai Zhong Rd. This office comprises 75 square meters, under a lease expiring on November 1, 2006, and renewable at the Company's option. Lease payments are $1,859 monthly.

The Hong Kong office is located at 5F-168 Queen's Road Central, Central District, Hong Kong. This office comprises 50 square meters, under a lease expiring on July 1, 2007. The lease will not be renewed. Lease payments are $1,031 monthly.

The Company considers its premises adequate for its purposes for the immediate future.

ITEM 3.   LEGAL PROCEEDINGS

(i) The Company's subsidiary, MK Aviation SA, of Panama, is the plaintiff to a suit filed against defendant Southwest Airlines Co., of Texas, on March 21, 2005. This suit is pending in the United States District Court for the Northern District of Texas Dallas Division, under civil action 3:05-CV-01346. The suit alleges Southwest Airlines failed to complete the return conditions of its lease with MK Aviation for the lease of a two Boeing 737 aircraft. The relief sought is financial compensation of $1.87mm. The case is expected to proceed to trial, set for August 7, 2006.

(ii) MKAC and its principals are named as co-defendants to a suit filed by deceased plaintiff Mr. Gustav Perez, of Martinique, on February 23, 2006. The case references are: PEREZ, ELKIN (PERS REP) vs WEST CARIBBEAN AIRWAYS (COLOMBIAN CORP); Case Number (LOCAL) 2005-24253-CA-01; Case Number (STATE):
13-2005-CA-024253-0000-01. The case is pending in the United States District Court for the Southern District of Florida (Miami). To date, the defendants have been notified of the suit, but not formally served. The relief sought by the plaintiff is not stated in docket, #06-CV-20454, and is unknown at this time.

Based upon correspondence from the counsel for the plaintiff, the suit arises from the crash and destruction of an MD82 aircraft, operated by West Caribbean Airways. The crash occurred during August 2005, and resulted in the death of the plaintiff, other passengers, and flight crew. To date, the crash is under investigation, and the cause is yet unknown. At the time of the crash, the aircraft was owned by a subsidiary, MK Aviation SA. However, MK Aviation was not involved in any way with the operations or maintenance of the aircraft, nor was it in possession of the craft. MK Aviation placed a lien on the craft, and was named as a party to the insurance policy for the aircraft. MKAC denies all liability in the case, and has notified its insurer. MKAC believes the suit is without merit, and will defend itself vigorously.

The parties named in the case are as follows:
PN 01 PEREZ, ELKIN (PERS REP)
DN 01 WEST CARIBBEAN AIRWAYS (COLOMBIAN CORP)
DN 02 BOEING CO (THE)
DN 03 PRATT & WHITNEY CANADA CORP
DN 04 PRATT & WHITNEY ENGINE SVCS INC
DN 05 UNITED TECHNOLOGIES CORP
DN 06 HONEYWELL INTERNATL INC
DN 07 GENERAL ELECTRIC CO
DN 08 WILMINGTON TR CORP
DN 09 CONTINENTAL AIR LINES INC
DN 10 M K AVIATION (SA)
DN 11 FINANCIAL TELECOM LTD (USA) INC
DN 12 KRASELNICK, MORY
DN 13 KRASELNICK, ARIEL
DN 14 KHOSHEN, ISRAEL
DN 15 HUARTADO, RUBEN DARIO RAMIREZ
DN 16 PARRA, JORGE EULISES RUIZ
DN 17 VELEZ, GERMAN HORACIO CARDONA
DN 18 PRIETO, JORGE HUMBERTO BERNAL
DN 19 BOTERO, MANUEL JOSE BETANCUR
DN 20 GOMEZ, SATURNINO
DN 21 ZAMBRANO, GERMAN SANTOS
DN 22 TANNIR, HASSAN ADNAN
DN 23 HENAO, NELSON ALEJANDRO ARCILA
DN 24 VALLEJO, LILIANA MARIA BUILES
DN 25 VALLEJO, MIGUEL BUILES
DN 26 RESTREPO, JUAN GUILERMO
DN 27 LONDONO, JUAN CAMILO HERNANDEZ
DN 28 ARCILA, MAURICIO OCAMPO
DN 29 ARCILA, VICTOR HUGO OCAMPO

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2005.


                                  -- PART II --

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market information

The Company's stock is assigned the symbol MKAC.OB and is quoted and traded on the OTCBB.

The range of low to high closing prices on the OTCBB is shown in the table below (rounded to the nearest cent). This information is taken from MSN Money and CSI. Readers should note OTCBB quotations are a reflection of inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not represent actual transactions. The share prices noted are calculated after applying the reverse share split of 25:1 that occurred on January 22, 2006.

                            Fiscal 2005                     Fiscal 2004
Quarter               $ High          $ Low           $ High           $ Low
                      Closing         Closing         Closing          Closing
                       Price           Price           Price            Price
First                  4.00            2.00             0.00            0.00
Second                 3.00            1.00             0.00            0.00
Third                  2.00            1.25             0.00            0.00
Fourth                 2.00            0.50            13.75            0.75

Holders of the Company's Stock

The Company has issued common stock only. On December 31, 2005, the total number of holders of record was approximately 890.

Dividends

Dividends of $4,995,807 fiscal 2005 ($568,360 in fiscal 2004) were paid to the former shareholders of MK Aviation SA, prior to the business combination. Included in 2005 dividends was a non-cash dividend of $3,860,000 in exchange for preferred shares of MK Aviation SA.

The preferred shares of $3,860,000 in the preceding paragraph were issued at par by MK Aviation SA, prior to the business combination with Fintel noted in Item 1 above. The preferred shares have a par value of $1 and cumulative dividends at 5% on par value. These dividends are expected to be paid in regular monthly installments, subject to available cash reserves.

On MKAC common stock, the Company does not intend to pay dividends for the foreseeable future. The Company is embarking upon an aggressive expansion, and dividends may come under restrictive debt covenants, thereby precluding dividends on common stock during the years that long-term debt remains payable.

Securities authorized for issuance under Equity Compensation Plans

Equity compensation plan information as of December 31, 2005.

Plan category                                                     Number of securities    Weighted-average    Number of securities
                                                                   to be issued to be    exercise price of    remaining available
                                                                  issued upon exercise      outstanding       for future issuance
                                                                     of outstanding      options, warrants        under equity
                                                                   options, warrants         and rights        compensation plans
                                                                       and rights                                  (excluding
                                                                                                              securities reflected
                                                                                                                in column (a) )
                                                                          (a)                   (b)                   (c)
Equity compensation plans approved by security holders:
         None                                                                      -                   -                       -
Equity compensation plans not approved by security holders:
         (1) Employees                                                             -                   -                       -
Total                                                                              -                   -                       -

Notes:
(1) Stock is issued to employees as part of their monthly remuneration. The number of shares issued and to be issued is variable, and based upon the traded price of the share for the month of service: therefore, the number of shares to be issued in future cannot be determined. The value of the shares to be issued is fixed, and based upon the dollar value of the remuneration to be paid. Details are as follows:
(i) Mr Gorthuis, CFO, receives the value of $3,167 payable in common stock monthly. For fiscal 2005, the total shares allotted to him were 19,165 shares: of which 10,801 shares were issued during fiscal 2005; and 209,090 will be issued during fiscal 2006. (The shares noted are calculated after applying the reverse share split of 25:1 that occurred on January 22, 2006.)
(ii) Mr Yan, VP Investments, receives the value of $2,083 payable in common stock monthly. For fiscal 2005, the total shares allotted to him were 2,083 shares: of which 2,083 shares will be issued during fiscal 2006. (The shares noted are calculated after applying the reverse share split of 25:1 that occurred on January 22, 2006.)

Recent Sales of Unregistered Securities

Stock issued by the Company, operating as Fintel, prior and up to the business combination, on November 25, 2005, between Fintel and MK Aviation.

The following is a summary of the information disclosed previously in various 8-Ks and 10-KSBs filed with the SEC. (The shares noted below are calculated after applying the reverse share split of 25:1 that occurred on January 22, 2006.)

The Company's common stock was used to pay for and settle the following transactions during fiscal 2003:

4,000 shares were issued at par upon incorporation for cash proceeds of $1,000.

600,000 shares were issued to acquire Financial Telecom Hong Kong Limited, for the value of $697,566

The Company's common stock was used to pay for and settle the following transactions during fiscal 2004:

9,000 fractional shares were issued to all shareholders.

416,979 shares were issued to Bowland and parties nominated by Bowland to settle the outstanding advance due to them of $481,573.

11,147 shares were issued to S. Tang's nominated party to settle the outstanding advance due to him of $12,874.

The Company's common stock was used to pay for and settle the following transactions during fiscal 2005:

1,600,000 shares were subscribed in 2004, issued in 2005, to Allura Film Partners, for total cash proceeds of $500,000.

265,748 shares were issued to unrelated parties to pay debts of $655,776.

53,760 shares were issued to unrelated parties to pay expenses of $67,200.

1,999,144 shares were issued to unrelated parties to pay for portfolio investments of $2,400,992.

111,283 shares were issued to unrelated parties for cash proceeds of $90,000.

30,020 shares were issued to the Company's directors and officers to settle directors' fees and salaries of $56,651.

14,897,215 shares were issued to Mr. M. Kraselnick and his nominees to effect the business combination, valued at $7,500,000.

No stock was issued after the business combination, from November 26, 2005 to December 31, 2005.

Purchases of equity securities by the issuer and affiliated purchasers

     Period or date           Total number     Average      Total number of       Maximum number of
                               of shares     price paid   shares purchased as    shares that may yet
                               purchased.    per share.     part of publicly     be purchased under
                                                           announced plans or       the plans or
                                                               programs.              programs.
                                  (a)           (b)              (c)                     (d)

     October 31, 2005           137,782        $1.325              0                      0

Notes:
(1) The shares noted above were redeemed by two investees, in exchange for the retractions of the convertible notes issued prior by the investees, for a total consideration of $182,560
(2) The shares noted above are calculated after applying the reverse share split of 25:1 that occurred on January 22, 2006


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

The Company incurred a business combination between the registrant (formerly named Financial Telecom USA) and MK Aviation SA, effective November 26, 2006. Further disclosure of this combination is presented in the notes to the financial statements filed under Item 7 herein.

The Company's operating results are entirely dependent upon the turnover and financial performance of its leased assets. Accordingly, a change in asset value, asset mix, volume of turnover, rates, and other factors will all combine to increase or decrease revenues, direct costs, and overheads to some extent.

Critical Accounting Policies
----------------------------

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

         o        revenue recognition

         o        allowance for doubtful accounts

         o        business combinations

         o        legal contingencies

         o        income taxes

         o        stock-based compensation.

Revenue Recognition
-------------------

In accordance with generally accepted accounting principles ("GAAP") in the United States, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility of the resulting receivable is reasonably assured. Noted below are brief descriptions of the product or service revenues that the Company recognizes in the financial statements contained herein.

Lease rentals and maintenance fees for aircraft and engines are recognized as operating lease revenue over the terms of the applicable lease agreements. Revenue is not recognized when cash collection is not reasonably assured.

Proceeds on sales of tangible assets held for resale and under lease are recognized as revenues upon closing of the sale transaction, which is the time when all cash proceeds are received.

Revenue from the trading of commodities is recognized as the cash is received. Such revenues are cash basis only, and are not accrued.

Revenue from service contracts associated with the investment portfolio is recognized as the cash is received. Such revenues carry significant credit risk, and accrued only when collection is reasonably assured. Payments received in advance are deferred until the service is provided.

Amounts collected prior to satisfying the above revenue recognition criteria are included in deferred revenue and advance payments in the accompanying consolidated balance sheets.

Allowance for doubtful accounts
-------------------------------

We maintain an allowance for doubtful accounts to reduce amounts to their estimated realizable value. A considerable amount of judgment is required when we assess the realization of accounts receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts could be required. We initially record a provision for doubtful accounts based on our historical experience, and then adjust this provision at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts. In estimating the provision for doubtful accounts, we consider: (i) the aging of the accounts receivable; (ii) trends within and ratios involving the age of the accounts receivable; (iii) the customer mix in each of the aging categories and the nature of the receivable; (iv) our historical provision for doubtful accounts;
(v) the credit worthiness of the customer; and (vi) the economic conditions of the customer's industry as well as general economic conditions, among other factors.

Business combinations
---------------------

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 141, BUSINESS COMBINATIONS, which established accounting and reporting standards for business combinations and requires that all business combinations be accounted for by the purchase method. Under the purchase method of accounting, the cost, including transaction costs, is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

The judgments made in determining the estimated fair values and expected useful lives assigned to each class of assets and liabilities acquired can significantly impact net income. For example, different classes of assets will have useful lives that differ. Consequently, to the extent a longer-lived asset is ascribed greater value under the purchase method than a shorter-lived asset, there may be less amortization recorded in a given period.

Determining the fair value of certain assets and liabilities acquired is subjective in nature and often involves the use of significant estimates and assumptions. We use a one-year period following the consummation of acquisitions to finalize estimates of the fair values of assets and liabilities acquired. Two areas, in particular, that require significant judgment are estimating the fair values and related useful lives of identifiable intangible assets. While there are a number of different methods used in estimating the value of acquired intangibles, there are two approaches primarily used: the discounted cash flow and market comparison approaches. Some of the more significant estimates and assumptions inherent in the two approaches include: projected future cash flows (including timing); discount rate reflecting the risk inherent in the future cash flows; perpetual growth rate; determination of appropriate market comparables; and the determination of whether a premium or a discount should be applied to comparables. Most of the foregoing assumptions are made based on available historical information.

Legal contingencies
-------------------

We are currently involved in legal proceedings, certain of which are discussed elsewhere in this Form 10-KSB. We record liabilities related to pending litigation when an unfavorable outcome is probable and we can reasonably estimate the amount of loss. We have not recorded liabilities for certain pending litigation because of the uncertainties related to assessing both the amount and the probable outcome of those claims. As additional information becomes available, we continually assess the potential liability related to pending litigation. While we currently believe that the liabilities recorded on our balance sheet are sufficient to cover pending litigation for which an unfavorable outcome is probable and the amount of loss can be reasonably estimated, the outcome of litigation is inherently uncertain, and there can be no assurance that such estimates will be accurate or that, in the future, additional reserves will not be required.

Income taxes
------------

We account for income taxes in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. SFAS 109 prescribes the use of the liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance, or increase or decrease this allowance in a period, we increase or decrease our income tax provision in our statement of operations. If any of our estimates of our prior period taxable income or loss prove to be incorrect, material differences could impact the amount and timing of income tax benefits or payments for any period. In addition, as a result of the significant change in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

The Company operates in several countries via cross border leasing arrangements. As a result, we are subject to numerous domestic and foreign tax jurisdictions and tax agreements and treaties among the various taxing authorities. Our operations in these jurisdictions are taxed on various bases: income before taxes, deemed profits and withholding taxes based on revenue. The calculation of our tax liabilities involves consideration of uncertainties in the application and interpretation of complex tax regulations in a multitude of jurisdictions across our global operations.

We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. The tax liabilities are reflected net of realized tax loss carryforwards. We adjust these reserves upon specific events; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when the contingency has been resolved and the liabilities are no longer necessary.

Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or our level of operations or profitability in each taxing jurisdiction could have an impact upon the amount of income taxes that we provide during any given year.

Stock-Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148 - ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE. This statement amends SFAS No. 123 - ACCOUNTING FOR STOCK-BASED COMPENSATION, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. FAS 148 also require disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002.

We elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.


Comparison of the Year Ended December 31, 2005 with the Year Ended December 31,
-------------------------------------------------------------------------------
2004
----

(i) Revenues and Margin

Sales revenues decreased in fiscal 2005 by $2.44 million, due to the difference in the volume and value of the assets sold. In 2005, two engines were sold for $0.059 million total value. In 2004, one engine was sold for $2.50 million total value.

Lease rental revenues decreased in fiscal 2005 by $1.74 million, due to 2 aircraft that came off lease during October 2004, and were subsequently re-leased in December 2004 at reduced rates, due in turn to reduced market values.

Costs of sales decreased in fiscal 2005 by $2.50 million, reflecting the fact no assets were sold in 2005.

Gross margin decreased in fiscal 2005 by $1.68 million, due to the combined effect of decreased revenues and costs.

(ii) Selling, General and Administrative Expenses

SGA costs increased by $ 0.93 million due to: an increase of $0.95 million in the write-off of uncollectible accounts receivable; an increase of $0.07 million in overheads from the acquired Chinese company; offset by a decrease of $0.09 million in salary costs due to the retirement of a senior staff member in a subsidiary company

(iii) Other income items

Interest costs decreased by $0.27 million due to: a reduction of $0.20 million in interest on reduced long term debt; a reduction of $0.14 million in interest on reduced cash advances from related parties; offset by an increase of $0.07 million in bank overdraft interest and fees.

Net insurance proceeds increased by $2.05 million due to the total gains for two damaged assets. (i) An engine was damaged beyond repair. Insurance proceeds were $0.38 million, the net book value was $0.29 million, and the resulting gain was $0.08 million. (ii) The loss of the MD82 mentioned in Item 2 above, resulted in collection of insurance proceeds for the loss of the hull. Insurance proceeds were $3.50 million, the net book value was $1.53 million, and the resulting gain was $1.97 million.

Interest income is generated by trading various commodities. Profits decreased by $0.30 million in fiscal 2005, due to lower trading volumes and lower margin per trade.


LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operations are derived from payments made under the Company's lease agreements, which provide lease revenues and maintenance fees.

The Company has financed its growth by utilizing cash reserves, borrowings, and equity contributions. Borrowings are secured by the portfolio of leased assets, and a general assignment of lease revenues in case of default. The company has never defaulted on its loans.

The Company's primary use of funds is for the purchase of equipment for lease. Total purchases were $2.91 million in fiscal 2005, and $0.37 million in fiscal 2004, all of which were financed by cash reserves.

There are no known trends, events, or uncertainties that could, or reasonably be expected to, adversely affect the Company's liquidity in the short and long terms, nor its net sales, revenues, or income from continuing operations.

The Company's operations are not affected by seasonal factors.

The Company's future growth will depend on the availability of additional financing for acquisitions of leased assets which, due to rising interest rates, will need to be leased at increased rental rates to offset the anticipated decreased lease rates resulting from future re-leases of the Company's current portfolio. The Company is continuing to pursue additional sources of acquisition financing.


DISCUSSION OF FINANCIAL STATEMENT ITEMS

(iv) Assets

Leased Assets decreased in book value by $1.32 million due primarily to the sale of engines that were not replaced before the fiscal year end.

Fixed assets increased by $0.37 million due primarily to the purchase of the office building and land held for development.

Cash balances increased by the combined effect of income, reduced debt obligations, collection of receivables, and cash generated on the disposal of leased assets.

(v) Liabilities

Current liabilities have increased by $0.59 million primarily due to: purchases of $0.29 million for aircraft equipment and repairs shortly before the year end; and, consolidation of $0.28 million of payables from subsidiaries, for which payments were delayed from lack of local funds.

As of December 31, 2005, the Company had long-term debt payable of $0.30 million which is due currently in fiscal 2006. The Company has never defaulted on its debt obligations.

Inflation
---------

In the opinion of management, inflation has not had a material effect on the Company's financial condition or results of its operations

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, that are material to investors.

Safe Harbor Declaration

The comments made throughout this 10-KSB report should be read in conjunction with our financial statements and the notes thereto, and other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words, "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from projected results, due to a number of factors beyond the Company's control. The Company does not undertake to publicly update or revise any of its forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider the Company's discussions regarding the various factors, which affect company business, included in this section and elsewhere in this report.

Factors that might cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements include, among other things: (i) the effects of competitive products; (ii) changes in law and regulations; (iii) limitations on future financing; (iv) increases in the cost of borrowings and unavailability of debt or equity capital; (v) our inability to gain and/or hold market share; (vi) managing and maintaining growth; (vii) customer demands; (viii) market and industry conditions, (ix) the success of product development and new product introductions into the marketplace; (x) the departure of key members of management; as well as other risks and uncertainties that are described from time to time in our filings with the Securities and Exchange Commission.

NEW ACCOUNTING PRONOUNCEMENTS

On September 28, 2004, the SEC released Staff Accounting Bulletin ("SAB") 106 regarding the application of SFAS 143, "Accounting for Asset Retirement Obligations ("AROs")," by oil and gas producing companies following the full cost accounting method. Pursuant to SAB 106, oil and gas producing companies that have adopted SFAS 143 should exclude the future cash outflows associated with settling AROs (ARO liabilities) from the computation of the present value of estimated future net revenues for the purposes of the full cost ceiling calculation. In addition, estimated abandonment costs, net of estimated salvage values, that have been capitalized (ARO assets) are included in the amortization base for computing depreciation, depletion and amortization expense. Disclosures are required to include discussion of how a company's ceiling test and depreciation, depletion and amortization calculations are impacted by the adoption of SFAS 143. SAB 106 was effective as of the beginning of the first fiscal quarter beginning after October 4, 2004. Since our adoption of SFAS 143 on January 1, 2005, we have calculated the ceiling test and our depreciation, depletion and amortization expense in accordance with the interpretations set forth in SAB 106; therefore, the adoption of SAB 106 had no effect on our financial statements.

In December 2004, the FASB issued SFAS No. 123R which is a replacement statement to SFAS No. 123 entitled "Share-Based Payment." This statement also amends SFAS Statement 95. This statement addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for
(a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," and generally would require instead that such transactions be accounted for using a fair-value-based method. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2005 and 2004 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods.

Factors That May Affect Future Results

Trends, Risks and Uncertainties:
--------------------------------

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common Stock.

The business in which the Company is engaged is capital intensive. Accordingly, the Company's ability to execute its business strategy and to sustain its operations depends upon its ability to maintain or procure capital. There can be no absolute assurance the necessary amount of capital will continue to be available to the Company on favorable terms, or at all. The Company's inability to obtain sufficient capital or to renew its credit facilities could result in increased funding costs, and would limit the Company's ability to: (i) add new equipment to its portfolio, (ii) fund its working capital needs, and (iii) finance possible future acquisitions. The Company's access to capital may have a material adverse effect on the Company's business, financial condition and/or results of operations.

The Company retains title to the equipment that it leases to third parties. Upon termination of a lease, the Company seeks to re-lease or sell the equipment. The Company also engages in the selective purchase and resale of commercial aircraft engines. The Company does not purchase engines and aircraft, without first having a firm commitment for their lease or sale. Numerous factors, many of which are beyond the Company's control, may affect the Company's ability to re-lease or sell equipment, including: (i) general market conditions; (ii) the condition of the equipment upon termination of the lease; (iii) the maintenance services performed during the lease term and the number of hours remaining until the next major maintenance is required; (iv) regulatory changes, particularly those imposing environmental, maintenance and other requirements on the operation of aircraft and engines; (v) changes in the supply of, or demand for, or cost of aircraft engines; and (vi) technological developments. There is no absolute assurance the Company will be able to re-lease or sell equipment on favorable terms. Should aircraft or engines not be re-leased or sold on favorable terms, such conditions may have a material adverse effect on the Company's business, financial condition and/or results of operations.

The Company experiences fluctuations in its operating results. Such fluctuations may be due to a number of factors, including: (i) general economic conditions;
(ii) the timing of sales of engines; (iii) financial difficulties experienced by airlines; (iv) interest rates; (v) downturns in the air transportation industry;
(vi) changes in fuel prices; (vii) unanticipated early lease termination or a default by a lessee; (viii) the timing of acquisitions; (ix) marketing activities; (x) fluctuations in market prices for the Company's assets; (xi) downward pressure on lease rates; and (xii) terrorism and other geo-political risks. The Company anticipates that fluctuations from period to period will continue in future. As a result, the Company believes comparisons to results of operations for preceding periods may not be necessarily meaningful, and results of prior periods should not be relied upon as an indication of future performance.

A lessee may default in performance of its lease obligations, and the Company may be unable to enforce its remedies under a lease. The Company's inability to collect receivables, or to repossess aircraft equipment in the event of a default, could possibly have a material adverse affect on the Company's business, financial condition and/or results of operations. Various airlines have experienced financial difficulties in the past, have filed for bankruptcy, and a number of airlines have ceased operations. The Company's assets are consequently under credit risk, to the extent the relevant jurisdictions do not provide protection to the company.

For the twelve months ended December 31, 2005 and 2004, the Company generated all of its lease revenues from assets leased to customers outside the USA. International leases may present risks to the Company, greater to those faced by a solely domestic provider, because certain foreign laws, regulations and judicial procedures may not be as protective of a lessor's rights as those laws in the United States. All leases require payment in US dollars. If the lessees' currency devalues against the US dollar, the lessees could possibly encounter difficulties in making their lease payments. Recourse would depend on local laws and courts. In addition, political instability abroad and changes in international policy also present risk of expropriation of the Company's leased assets. Furthermore, some countries have currency and exchange laws regulating the international transfer of currencies.

There can be no absolute assurance the Company will be able to effectively manage its existing or the possible future expansion of its operations, or the Company's systems, procedures or controls will be adequate to support the Company's operations. Consequently, the Company's business, financial condition and/or results of operations could be possibly and adversely affected.

The markets for the Company's products and services are competitive, and the Company faces competition from a number of sources. These include aircraft engine and aircraft parts manufacturers, aircraft and aircraft engine lessors, aircraft and engine service and repair companies and aircraft spare parts distributors. Some competitors have substantially greater resources than the Company, including greater name recognition, a broader range of engines, complementary lines of business and greater financial, marketing and other resources. In addition, equipment manufacturers, and other aviation aftermarket suppliers may vertically integrate into the markets that the Company serves, thereby significantly increasing industry competition. There can be no absolute assurance that competitive pressures will not materially and adversely affect the Company's business, financial condition and results of operations.

The Company does not foresee changes in tax laws for the jurisdictions in which the Company and its subsidiaries operate. There can be no absolute assurance that changes will not occur, and therefore no absolute assurance such changes will not materially and adversely affect the Company's business, financial condition and results of operations.

As a public company, MKAC is subject to certain regulatory requirements including, but not limited to, compliance with Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX404"). Such compliance results in significant additional costs to the Company by increased audit and consulting fees, and the time required by management to address the regulations. The SEC has recently delayed the implementation date of SOX404 for non-accelerated filers until the fiscal year ended December 31, 2007. However, should the Company successfully fulfill its plans to procure financing and expand its operations, the Company may come under the accelerated filer definition, and be required to comply with SOX404 during 2006. In any case, such costs will likely affect adversely the Company's business, financial condition and results of operations.

The Company obtains a substantial portion of its engines and aircraft from airlines, overhaul facilities and other suppliers. There is no organized market for engines and aircraft. The Company relies on its representatives, advertisements, and its reputation to generate opportunities for purchasing such equipment. The market for bulk sales of engines and aircraft is highly competitive, in some instances involving a bidding process. While the Company has been able to purchase engines and aircraft in this manner successfully in the past, there is no assurance that engines and aircraft will be available on acceptable terms or that the Company will continue to compete effectively in the purchase of such equipment.

The Company's leases are structured at fixed rental rates for specified terms, and the Company's borrowings are also at fixed interest rates. Consequently, the Company has avoided the risks associated with fluctuations in interest rates.

Cautionary Factors That May Affect Future Results
-------------------------------------------------

We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business and our products. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect us.

Potential Fluctuations In Annual Operating Results
--------------------------------------------------

Our annual operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside our control, including: the demand for our products; seasonal trends in purchasing, the amount and timing of capital expenditures and other costs relating to the development of our products; price competition or pricing changes in the industry; technical difficulties or system downtime; general economic conditions, and economic conditions specific to the telephone service industry. Our results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at our early stage of development, such accounting treatment can have a material impact on the results for any period. Due to the foregoing factors, among others, it is likely that our operating results will fall below our expectations or those of investors in some future period.

Chairman Has The Power To Make Major Decisions Regarding The Company
--------------------------------------------------------------------

The Chairman and the controlling shareholder of the Company maintains control of MK Aviation SA, a principal operating subsidiary which owns substantially all the operating assets and liabilities.

Dependence Upon Management
--------------------------

Our future performance and success is dependant upon the efforts and abilities of our Management. To a very significant degree, we are dependent upon the continued services of our key executive employees . If the Company lost the services of our key employees before we could get qualified replacements that loss could materially adversely affect our business. We do not maintain key man life insurance on any of our Management.

Lack of Independent Directors
-----------------------------

We cannot guarantee that our Board of Directors will have a majority of independent directors in the future. In the absence of a majority of independent directors, our executive officers, who are also principal stockholders and directors, could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between the Company and its stockholders generally and the controlling officers, stockholders or directors.

Limitation of Liability and Indemnification of Officers and Directors
---------------------------------------------------------------------

Our officers and directors are required to exercise good faith and high integrity in our Management affairs. Our Articles of Incorporation provide, however, that our officers and directors shall have no liability to our shareholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction. Our Articles and By-Laws also provide for the indemnification by us of the officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate our business or conduct the internal affairs, provided that in connection with these activities they act in good faith and in a manner that they reasonably believe to be in, or not opposed to, the best interests of the Company, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations. To further implement the permitted indemnification, we have entered into Indemnity Agreements with our officers and directors.

Management of Potential Growth
------------------------------

We anticipate rapid growth, which will place a significant strain on our managerial, operational, and financial systems resources. To accommodate our current size and manage growth, we must continue to implement and improve our financial strength and our operational systems, and expand, train and manage our sales and distribution base. There is no guarantee that we will be able to effectively manage the expansion of our operations, or that our facilities, systems, procedures or controls will be adequate to support our expanded operations. Our inability to effectively manage our future growth would have a material adverse effect on the Company.

Limited Market Due To Penny Stock
---------------------------------

The Company's stock differs from many stocks, in that it is a "penny stock." The Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities and
Exchange Act of 1934, as amended. Because our securities probably constitute "penny stock" within the meaning of the rules, the rules would apply to us and our securities. The rules may further affect the ability of owners of our stock to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all. Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34- 29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include: - Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; - Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; - "Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; - Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and - The wholesale dumping of the same securities by promoters and broker- dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses. Furthermore, the "penny stock" designation may adversely affect the development of any public market for the Company's shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in "penny stock" is suitable for customers. Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange;
(iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years. Section 15(g) of the Exchange Act and Rule 15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Rule 15g-9 of the Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in
(ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for the Company's stockholders to resell their shares to third parties or to otherwise dispose of them.

ITEM 7.   FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm                 F-2

Consolidated Balance Sheet as of December 31, 2005 and 2004             F-3

Consolidated Statements of Income for the years ended
   December 31, 2005 and 2004                                           F-4

Consolidated Statements of Stockholders' Equity for
   the years ended December 31, 2005 and 2004                           F-5

Consolidated Statements of Cash Flows for the years
   ended December 31, 2005 and 2004                                     F-6

Notes to the Consolidated Financial Statements for
   the years ended December 31, 2005 and 2004                           F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
MKA Capital, Inc.
Shanghai, China


         We have audited the accompanying consolidated balance sheets of MKA Capital, Inc. (the "Company")as of December 31, 2005 and 2004 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based upon our audits.

         We have conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.


                                    /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP


New York, New York
April 7, 2006

                                                   MKA Capital Inc.
                                              CONSOLIDATED BALANCE SHEET
                                           As of December 31, 2005 and 2004


                                                                                              2005             2004
                                                                                          -----------      -----------
ASSETS
    Current assets
      Cash and cash equivalents (Note 7)                                                  $ 1,669,507      $   847,409
      Restricted cash (Note 8)                                                                 95,389           95,389
      Short-term investments (Note 9)                                                       1,404,611        1,544,611
      Accounts receivable (note 10)                                                         1,227,408        1,264,512
      Prepaid expenses (Note 11)                                                               38,204          138,941
                                                                                          -----------      -----------
         Current assets                                                                     4,435,119        3,890,862

    Long-term Trade Receivables (Note 10)                                                     725,000          466,075
    Aircraft and aircraft engines held for lease (Note 12)
      net of accumulated depreciation of $5,827,492 for 2005, and $9,615,670 for 2004       4,051,230        5,376,049
    Property, equipment and furnishings (Note 13),
      net of accumulated depreciation of $41,620 for 2005, and $106,970 for 2004              583,546          207,997
                                                                                          -----------      -----------
         TOTAL                                                                            $ 9,794,895      $ 9,940,983
                                                                                          ===========      ===========

LIABILITIES
    Current liabilities
      Accounts payable and accrued expenses                                               $   707,321      $   134,558
      Current portion of long-term debt (Note 17)                                             305,163          283,484
      Income taxes payable                                                                     90,117           32,787
                                                                                          -----------      -----------
         Current liabilities                                                                1,102,601          450,829

    Long-term liabilities
      Long-term Debt (Note 17)                                                                     --          456,673
      Security Deposits (Note 18)                                                             198,000          369,550

COMMITMENTS AND CONTINGENCIES                                                                      --               --

MINORITY INTEREST (NOTE 19B)                                                                5,307,784               --

STOCKHOLDERS' EQUITY
    Common Share Capital (Note 19a)
      Authorized: 500,000,000 common shares, of par value $0.001
      Issued and Outstanding: 19,860,514 and 14,895,386 shares issued
      and outstanding as of December 31, 2005 and 2004                                         19,861           14,896
    Additional Paid-in Capital                                                              3,264,497        4,293,008
    Retained Earnings (deficit)                                                               (97,848)       4,356,027
                                                                                          -----------      -----------
                                                                                            3,186,510        8,663,931
                                                                                          -----------      -----------
         TOTAL                                                                            $ 9,794,895      $ 9,940,983
                                                                                          ===========      ===========


                       The accompanying notes are an integral part of these financial statements

                                                         F-3




                                  MKA Capital Inc.
                         CONSOLIDATED STATEMENTS OF INCOME
                   For the years ended December 31, 2005 and 2004


                                                         2005              2004
                                                     ------------      ------------
Revenues
     Sales of leased assets                          $     59,125      $  2,500,000
     Operating lease revenue                            3,121,874         4,864,132
                                                     ------------      ------------
     Total revenue                                      3,180,999         7,364,132
                                                     ------------      ------------

Operating expenses
     Cost of leased assets                           483,338         2,985,500
     Selling, general and administrative                1,972,410         1,042,670
     Depreciation                                       2,058,508         2,983,241
                                                     ------------      ------------
     Operating expenses                                 4,514,256         7,011,411
                                                     ------------      ------------

Operating income (loss)                                (1,333,257)          352,721

Other income (expense)
     Net gain on insurance settlements                  2,054,900                --
     Interest income                                      239,227           536,802
     Interest expense                                    (141,865)         (421,143)
                                                     ------------      ------------
     Other income (expense)                             2,152,262           115,659

Income before minority interest and taxes                 819,005           468,380
     Provision for income taxes (Note 4(j))               (57,330)          (32,787)
     Income allocated to minority interest               (219,743)               --
                                                     ------------      ------------

Net Income                                           $    541,932      $    435,593
                                                     ============      ============

Earnings per Share
     Basic and fully dilutive earnings per share     $       0.04      $       0.03
     Weighted average shares outstanding               15,309,147        14,895,386


     The accompanying notes are an integral part of these financial statements




                                                 MKA Capital Inc.
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  For the years ended December 31, 2005 and 2004


                                                                       Additional
                                                         Common         Paid-In        Retained
                                         Common stock     stock         Capital        Earnings           Total
                                          (Shares)         ($)            ($)             ($)              ($)
                                         ----------     ----------     ----------      ----------      ----------

Balance, January 1, 2004, restated       14,895,386         14,896      4,293,008       4,488,794       8,796,698
Net Income                                       --             --             --         435,593         435,593
Dividends                                        --             --             --        (568,360)       (568,360)
                                         ----------     ----------     ----------      ----------      ----------
Balance, December 31, 2004               14,895,386         14,896      4,293,008       4,356,027       8,663,931
Dividends                                        --             --             --      (1,135,807)     (1,135,807)
Effects for merger of Fintel and MKA      4,965,129          4,965        (93,730)             --         (88,765)
Non cash dividend                                --             --       (934,781)     (3,860,000)     (4,794,781)
Net Comprehensive Income                         --             --             --         541,932         541,932
                                         ----------     ----------     ----------      ----------      ----------
Balance, December 31, 2005               19,860,514         19,861      3,264,497         (97,848)      3,186,510
                                         ==========     ==========     ==========      ==========      ==========






                     The accompanying notes are an integral part of these financial statements




                                             MKA Capital Inc.
                                   CONSOLIDATED STATEMENTS OF CASH FLOW
                             For the years ended December 31, 2005 and 2004


                                                                                2005              2004
                                                                             -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                               $   541,932          435,593
    Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation                                                            2,058,508        2,983,241
       Minority interest                                                         219,743               --
    Cash effect of changes in operating assets and liabilities
       Decrease (increase) in trade receivables                                 (220,482)        (888,992)
       Decrease (increase) in prepaid expenses and other                         119,888          (92,756)
       Increase (decrease) in trade and accrued payables                         240,103         (380,085)
       Increase in income taxes payable                                           57,330           32,787
       Increase in deferred revenue                                                   --          (12,419)
       Net (payments)  proceeds on disposition of leased assets                 (733,689)       2,567,557
                                                                             -----------      -----------
                                                                               2,283,333        4,644,926
CASH FLOWS FROM INVESTING ACTIVITIES
    Cash acquired from acquisition                                               220,248               --
    Purchase of fixed assets                                                    (372,391)        (154,117)
    Short-term investments, contributions (withdrawals)                          140,000         (700,000)
                                                                             -----------      -----------
                                                                                 (12,143)        (854,117)
CASH FLOWS FROM FINANCING ACTIVITIES
    Security deposits received (settled)                                        (171,550)          29,200
    Cash paid on long-term debt principal                                       (434,994)      (4,339,989)
    Cash received from related parties                                                --        1,799,009
    Cash dividends                                                              (842,548)        (568,360)
                                                                             -----------      -----------
                                                                              (1,449,092)      (3,080,140)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               --               --
                                                                             -----------      -----------
INCREASE (DECREASE) IN CASH                                                      822,098          710,669
    Cash balance at start of period                                              847,409          136,740
                                                                             -----------      -----------
    Cash balance at end of period                                            $ 1,669,507          847,409
                                                                             ===========      ===========

SUPPLEMENTAL INFORMATION FOR CASH EXPENSES
    Cash paid for Interest Expense                                           $   263,505          404,326
    Cash paid for Income Taxes                                                        --               --

SUPPLEMENTAL INFORMATION FOR NON-CASH INVESTING AND FINANCING ACTIVITIES
    Preferred Shares issued                                                  $ 3,860,000               --
    Dividends in the form of preferred shares                                $ 3,860,000               --


                The accompanying notes are an integral part of these financial statements

                                                   F-6

                                MKA Capital Inc.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended December 31, 2005 and 2004


NOTE 1.  NATURE OF OPERATIONS

MKA Capital Inc. ("MKAC" or "the Company") is registered in good standing under Chapter 78 of the Nevada Statutes, and traded on the OTCBB under the symbol MKAC.OB.

MKAC is a provider of operating leases for commercial aircraft and engines to air carriers worldwide. MKAC also engages in the selective purchase and resale of commercial aircraft and engines. (See Note 15 Operating Leases).. The Company's operations are reportable under one segment for financial reporting purposes.

The MKAC group comprises the following companies:

         REGISTERED NAME                                                      DOMICILE            OWNER      %      STATUS
         (BUSINESS IS CONDUCTED UNDER THE REGISTERED NAMES)                                                 HELD

         MKA Capital, Inc. (MKAC)                                               USA                                  Active
         Fintel Group Ltd. (FGL)                                             Hong Kong             MKAC       100   Inactive
         Fintel Investment Consultancy Management (Shanghai) Inc.              China               FGL        100    Active
         Cross Over Solution Inc.                                      British Virgin Islands      FGL        100   Inactive
         Digital Financial Service Limited                                   Hong Kong             MKAC       100   Inactive
         Fintel (USA) Ltd. (FL)                                              Hong Kong             MKAC       100   Inactive
         Fintel Wireless Internet Limited                                    Hong Kong              FL        100   Inactive
         MK Aviation S.A. (MKA)                                                Panama              MKAC        75    Active
         MK Aviation USA, Inc.                                                  USA                MKA        100   Inactive
         MK II LLC (MK II)                                                      USA                MKA        100   Inactive
         MKA Leasing USA, Inc.                                                  USA                MKA         99    Active
         MKA Leasing USA, Inc.                                                  USA               MK II         1    Active
         Compania Inversiones Raymond SA                                       Panama              MKA        100   Inactive
         Compania International Aeronautica SA                                 Panama              MKA        100   Inactive

NOTE 2. BUSINESS COMBINATION AND CORPORATE RESTRUCTURE

On November 25, 2005, a business combination occurred between MKAC, formerly Financial Telecom Limited USA Inc ("Fintel"), and MK Aviation SA ("MKA"). The combination was effected by an exchange of shares, reflecting an equal percentage of 75% of the voting interest exchanged by each party. Accordingly, the former owner of MKA received 75% of the voting interest of Fintel, and Fintel (renamed MKAC) received 75% of the voting interest of MKA. The number of shares exchanged were 75 shares of MKA, valued at $7.5 million, for 14,937,215 shares of Fintel (after applying the reverse share split of 25:1 that occurred on January 22, 2006).

As a result of the merger, there was a change in control of the public entity. In accordance with SFAS No. 141, the Company was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Agreement is a recapitalization of the Company's capital structure. For accounting purposes, the Company accounted for the transaction as a reverse acquisition and the Company is the surviving entity. The Company did not recognize goodwill or any intangible assets in connection with the transaction.

Effective with the Agreement, all previously outstanding shares of common and preferred stock owned by the Company's shareholders were exchanged for an aggregate of 14,937,215 shares of Fintel's common stock. In connection with the acquisition, 4,969,125 shares were retained by the Fintel shareholders.

All references to common stock, share and per share amounts have been retroactively restated to reflect the exchange of 75 shares of MKA common stock for 14,937,215 shares of the Fintel's common stock outstanding immediately prior to the merger as if the exchange had taken place as of the beginning of the earliest period presented.

The accompanying financial statements present the historical financial condition, results of operations and cash flows of MK Aviation SA prior to the merger with Fintel.

A change in name for the combined entity was contemplated at the time of combination. Subsequent to the combination, effective January 22, 2006, the listed company, Fintel, changed its name to MKA Capital Inc. (see Note 20 Subsequent Events).

A summarized financial position for the acquired company, Fintel, at the acquisition date, is provided below.

                            Financial Telecom Limited USA Inc
                         Summary Statement of Financial Position
                                  At November 25, 2005


         Cash                                                   $      220,248
         Other current assets                                           20,489
         Depreciable tangible assets                                     3,158
         Current liabilities                                          (332,660)
                                                                ---------------
         Net Assets acquired                                    $      (88,765)
                                                                ===============

MKAC acquired a portfolio of investments in equity securities held for future sale, in the business combination with Fintel. The securities are common shares issued by private Chinese companies. MKAC does not exercise significant influence over the Chinese investees, and therefore accounts for its investments by using the cost method. Dividends are not likely to be received. For investments accounted for using t0he cost method of accounting, management evaluates information in addition to quoted market price, if any, in determining whether an other-than-temporary decline in value exists. At the time of the acquisition, MKAC has determined there is currently no value to the investments.

NOTE 3. USE OF ESTIMATES

These financial statements are prepared in accordance with accounting principles accepted generally in the USA. These principles require management to use its best judgment in determining estimates and assumptions that: affect the reported amounts of assets and liabilities; disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for such items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the relevant accounting rules, typically in the period when new information becomes available to management. Actual results in the future could differ from the estimates made in the prior and current periods.

The most significant estimates with regard to these financial statements are the residual values of the aircraft, the useful lives of the aircraft, the amount and timing of cash flow associated with each aircraft that are used to evaluate impairment, the amounts recorded as bad debt allowances and accounting for income taxes.

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NOTE 4(a). PRINCIPLES OF CONSOLIDATION

These consolidated financial statements include the accounts of the Company and its subsidiaries noted above. The results of subsidiaries acquired during the periods presented are consolidated from the effective dates of acquisition. All significant inter-company balances and transactions have been eliminated in consolidation.

NOTE 4(b). AIRCRAFT AND AIRCRAFT ENGINES HELD FOR LEASE

Aircraft and aircraft engines held for operating lease are stated at cost, less accumulated depreciation. Costs incurred in connection with the acquisition of aircraft assets are capitalized as part of the cost of such assets. Otherwise, the costs of major overhauls that add economic life and value are capitalized and depreciated over the estimated remaining useful life of the equipment.

The Company depreciates aircraft and engines on a straight-line basis over the remaining useful life of each asset, from acquisition date, down to a 25% residual value. The Company believes this methodology reflects accurately the periodic cost of the assets based on normal use, and the residual value approximates the selling price of the assets after the period of normal use.

                                                                    Useful Life
            Aircraft                                               10 - 15 years
            Engines                                                 7 - 10 years

For engines or aircraft that are unlikely to be repaired at the end of the current expected useful lives, the Company depreciates the engines or aircraft over their estimated lives to a residual value based on an estimate of the wholesale value of the parts after disassembly. When sold, the proceeds on sale are recorded as revenues, and the related net book value is recorded as the cost of sale.

NOTE 4(c). BUILDING, EQUIPMENT, AND FURNISHINGS

Building, equipment, and furnishings are stated at cost, less accumulated depreciation. These assets are depreciated down to nil residual values over their useful lives as follows:

            Building                                                40 years
            Vehicles                                               6 1/2 years
            Furniture and Equipment                               5 - 10 years

NOTE 4(d). IMPAIRMENT OF LONG-LIVED ASSETS

The Company periodically reviews its portfolio of assets for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." Such review necessitates estimates of current market values, re-lease rents, residual values and component values. The estimates are based on currently available market data and are subject to fluctuation from time to time. The Company initiates its review periodically, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected undiscounted cash flows and, should different conditions prevail, material write downs may occur.

NOTE 4(e). LOAN COMMITMENT AND RELATED FEES

Fees incurred to procure debt are amortized over the life of the related loan using the interest method.

NOTE 4(f). FOREIGN CURRENCY TRANSLATION

The reporting currency used in the preparation of these consolidated financial statements is U.S. dollars. Local currencies are the functional currencies for the Companies subsidiaries. For the purpose of consolidation: assets and liabilities of subsidiaries with functional currencies other than U.S. dollars are translated into U.S. dollars at the applicable rates of exchange in effect at the balance sheet date; and income and expense items are translated into U.S. dollars at the average applicable rates during the year.

Translation gains and losses resulting from fluctuations in exchange rates are recorded as a separate component of other comprehensive income within stockholders' equity as cumulative translation adjustments. Gains and losses resulting from foreign currency transactions are included in results of operations.

NOTE 4(g). EARNINGS PER SHARE

Basic earnings per share ("EPS") is calculated using net earnings (the numerator) divided by the weighted-average number of shares outstanding (the denominator) during the reporting period. Diluted EPS includes the effect from potentially dilutive securities. Diluted EPS is equal to basic EPS for all periods presented, as the Company has no potentially dilutive securities. All per share and related information is adjusted to reflect stock splits and changes in par value that occurred in the current year.

NOTE 4(h). REVENUE RECOGNITION

Lease rentals and maintenance fees for aircraft and engines are recognized as operating lease revenue over the terms of the applicable lease agreements. Revenue is not recognized when cash collection is not reasonably assured.

Proceeds on sales of tangible assets held for resale and under lease are recognized as revenues upon closing of the sale transaction, which is the time when all cash proceeds are received.

Revenue from the trading of commodities is recognized as the cash is received. Such revenues are cash basis only, and are not accrued.

Revenue from service contracts associated with the investment portfolio is recognized as the cash is received. Such revenues carry significant credit risk, and accrued only when collection is reasonably assured.

NOTE 4(i). MAINTENANCE AND REPAIR COSTS

In general, maintenance and repair costs under the Company's leases are the responsibility of the lessees. The costs for overhauls are borne by the Company. When the overhaul adds to the life or value of the asset, the related costs are capitalized. Otherwise, the overhaul costs are charged to expense when incurred. (See Note 14 Operating Leases)

NOTE 4(j). INCOME TAXES

The Company has adopted Financial Accounting Standard No. 109 (SFAS 109) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company operates in several countries via cross border leasing arrangements. As a result, we are subject to numerous domestic and foreign tax jurisdictions and tax agreements and treaties among the various taxing authorities. Our operations in these jurisdictions are taxed on various bases: income before taxes, deemed profits and withholding taxes based on revenue. The calculation of our tax liabilities involves consideration of uncertainties in the application and interpretation of complex tax regulations in a multitude of jurisdictions across our global operations.

We regularly assess our position with regard to individual tax exposures and record liabilities for our uncertain tax positions and related interest and penalties according to the principles of FAS 5, ACCOUNTING FOR CONTINGENCIES. These accruals, reflect management's view of the likely outcomes of current and future audits. The future resolution of these uncertain tax positions may be different from the amounts currently accrued and therefore could impact future tax period expense.

The Company has U.S. federal net operating loss carryforwards of approximately $300,000 that expire in 2024 and Hong Kong net operating loss carryforwards of approximately $4,900,000 that have no expiration date. However, as a result of the acquisition, the amount of net operating loss carryforward available to be utilized in reduction of future taxable income was reduced pursuant to the change in control provisions of Section 382 of the Internal Revenue Code.

A 100% valuation allowance has been established as a reserve against the deferred tax assets arising from the net operating losses and other net temporary differences since it cannot, at this time, be considered more likely than not that their benefit will be realized in the future.

Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or our level of operations or profitability in each taxing jurisdiction could have an impact upon the amount of income taxes that we provide during any given year.

NOTE 4(k). ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company presents accounts receivable at the net of allowances for doubtful accounts. The allowances are calculated based on detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting the Company's customer base. The Company reviews a customer's credit history before extending credit. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. No provision for doubtful accounts has been made in these financial statements, as the accounts are considered collectible in full.

NOTE 4(l). INITIAL DIRECT COSTS ASSOCIATED WITH LEASES

The Company accounts for material direct costs, including sales commission and legal fees, incurred initially to obtain new leases, by expensing such costs as incurred, under General and Administrative expenses. Historically, such costs have been immaterial.

NOTE 4(m). LONG-TERM INVESTMENTS

Long-term investments in equities are recorded at cost, using the cost method of accounting for investments in equities.

NOTE 4(n) SEGMENT INFORMATION

The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The information disclosed herein, materially represents all of the financial information related to the Company's principal operating segments.

NOTE 4(o) COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any items of comprehensive income in any of the periods presented.

NOTE 4(p)  RECLASSIFICATIONS

Certain reclassifications have been made in prior years' financial statements to conform to classifications used in the current year.

NOTE 5.  RECENT PRONOUNCEMENTS DURING 2005 AND 2004 REGARDING ACCOUNTING
         STANDARDS

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R addresses all forms of share-based payment ("SBP") awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require the Company to expense SBP awards with compensation cost for SBP transactions measured at fair value. On March 29, 2005, the SEC issued Staff Accounting Bulletin (SAB) 107 which expresses the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC's views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC issued a release which amends the compliance dates for SFAS No. 123R. The application of SFAS No. 123R and SAB 107 does not materially affect the Company's financial statements (see
Note 6. Share-Based Payments).

In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets--an amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", was based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The application of SFAS No. 153 does not materially affect the Company's financial statements.

In March 2005, the FASB issued interpretation FIN No. 47 "Accounting for Conditional Asset Retirement Obligations "("FIN 47"). FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS 143, Accounting for Asset Retirement Obligations, and defines it to be a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is applicable to fiscal years ending after December 15, 2005. FIN 47 retains the fundamental provisions of SFAS 143, and the application of FIN 47 does not materially affect the Company's consolidated financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections". SFAS No. 154 replaces APB Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The application of SFAS No. 154 does not affect the Company's financial statements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." The application of SFAS No. 155 retroactively does not affect materially the Company's financial statements.

NOTE 6.  SHARE-BASED PAYMENTS

During 2005, the Company settled payment for salaries to officers by issuing Company stock at the fair values of the goods or service received, as follows:
5,250 shares were subscribed by officers as payment for salaries, valued at $5,250. During the year ended December 31, 2005 and 2004, the total share-based compensation cost included in the Selling, General and Administrative expense totaled $5,250 and $0, respectively.

NOTE 7. CASH AND CASH EQUIVALENTS

The Company considers highly liquid investments readily convertible into known amounts of cash, with original maturities of 90 days or less from the date of acquisition, as cash equivalents.

The Company maintains various current accounts at banks and brokerage houses. Interest is earned on some accounts at the prevailing short-term rates offered by the banks. The balance of cash and equivalents comprises the following items:

                                                         2005           2004
                                                      ----------     ----------
         Interest bearing accounts                    $1,078,543        540,847
         Non-interest bearing accounts                   590,964        306,562
                                                      ----------     ----------
                                                      $1,669,507        847,409
                                                      ==========     ==========

NOTE 8.  RESTRICTED CASH

At December 31, 2005 and 2004, restricted cash held in 30-day term deposits with a local bank, bearing interest at the prevailing bank rates, to secure a performance bond totaled $95,389 and $95,389, respectively. The performance conditions were fulfilled during 2005, and removal of the restriction is expected during 2006.

NOTE 9. SHORT-TERM INVESTMENTS

At December 31, 2005 and 2004, time deposits with an original maturity greater than 90-days with a bank, bearing interest at the prevailing bank rates totaled $1,404,611 and $1,544,611, respectively.

NOTE 10. ACCOUNTS RECEIVABLE

At December 31, 2005 and 2004, accounts receivable comprised of the following:

                                                                                2005           2004
                                                                             ----------     ----------
Accounts receivable, Aeropostal Alas De Venezuela                            $1,433,532     $1,616,588
Accounts receivable, other customers                                            520,442        113,999
                                                                             ----------     ----------
Subtotal                                                                      1,953,974      1,730,587
Less, Allowance for doubtful accounts                                                --             --
                                                                             ----------     ----------
Total                                                                         1,953,974      1,730,587
Non current portion of accounts receivable, Aeropostal Alas De Venezuela        573,533      1,650,587
                                                                             ----------     ----------
                                                                             ----------     ----------
Current portion of accounts receivable                                       $1,380,441     $   80,000
                                                                             ==========     ==========

Revenue from leasing of aircraft assets is recognized as operating lease revenue on a straight-line basis over the terms of the applicable lease agreements. The Company estimates and charges to income a provision for bad debts based on its experience in the business and with each specific customer, the level of past due accounts, and its analysis of the lessees' overall financial condition. If the financial condition of the Company's customers deteriorates, it could result in actual losses exceeding the estimated allowances.

At December 31, 2005, the accounts receivable balance included a significant concentration due from Aeropostal Alas De Venezuela ("Aeropostal") of approximately $1.43 million consisting of past due lease payments from 2004 and 2005. On December 31, 2005, Aeropostal held 4 leased engines in its possession.

During March 2006, the Company reached an agreement with Aeropostal to collect the balance owing over the next 18 months, by variable installments, with interest at 1.5% per month on the outstanding balance. At the end of 18 months, if the installment schedule is met fully, the Company agrees to transfer ownership of one engine to Aeropostal without additional proceeds, and grant a purchase option for an additional engine. The Company does not expect to charge rental income on the two engines slated for transfer, but will charge normal rentals on the two remaining engines. All engines remain the property of the Company during the agreement until all payment and lease obligations, current and prior, have been fulfilled. The Company has full recourse to the engines at its option at any time. Aeropostal is utilizing the engines, maintaining them at FAA standards, and insuring them for all risks. The Company continues it insurance on the engines. The Company does not believe the engine values are impaired, and has maintained normal rates of depreciation for its leased assets.

Accordingly, management believes the Aeropostal receivables are fully collectible During the year ended December 31, 2005 and 2004, bad debt expense totaled $954,236 and $0, respectively.

NOTE 11. PREPAID EXPENSES

At December 31, 2005 and 2004, the balance of prepaid expenses comprised of the following:

                                                         2005         2004
                                                       --------     --------

         Prepaid utility expenses                      $ 20,756       30,104
         Prepaid employee benefits                       13,792       21,558
         Prepaid employee insurance premiums                 --       35,189
         Security deposits                                2,090       52,090
                                                       --------     --------
                                                       $ 36,638      138,941
                                                       ========     ========

NOTE 12.   AIRCRAFT AND AIRCRAFT ENGINES HELD FOR LEASE

At December 31, 2005 and 2004, aircraft and aircraft engines held for lease comprised of the following:

                                        Engines       Aircraft         Total
                                      ----------     ----------     ----------
         At December 31, 2005
         Cost                         $3,585,000      6,293,722      9,878,722
         Accumulated depreciation      1,675,904      4,151,588      5,827,492
                                      ----------     ----------     ----------
         Net carrying value           $1,909,096      2,142,134      4,051,230
                                      ==========     ==========     ==========

         At December 31, 2004
         Cost                         $8,827,998      6,163,721     14,991,719
         Accumulated depreciation      6,440,727      3,174,943      9,615,670
                                      ----------     ----------     ----------
         Net carrying value           $2,387,271      2,988,778      5,376,049
                                      ==========     ==========     ==========

During the year ended December 31, 2005, one of the Company's aircraft crashed which that had a carrying net book value of approximately $1.85 million. The Company received insurance proceeds of $3.5 million relating to the crash. During the year ended December 31, 2005, the Company recorded a net gain related to the insurance settlements of $2.0 million. (See Note 19 Contingencies)

NOTE 13.  PROPERTY, EQUIPMENT AND FURNISHINGS

At December 31, 2005 and 2004, property, equipment and furnishings comprised of the following:

                                       Land &
                                      Building     Vehicles      Office       Total
                                      --------     --------     --------     --------
         At December 31, 2005
         Cost                         $474,113      126,448       24,605      625,166
         Accumulated depreciation        2,598       25,381       13,641       41,620
                                      --------     --------     --------     --------
         Net carrying value           $471,515      101,067       10,964      583,546
                                      ========     ========     ========     ========

         At December 31, 2004
         Cost                         $106,329      187,940       20,698      314,967
         Accumulated depreciation            0       97,384        9,586      106,970
                                      --------     --------     --------     --------
         Net carrying value           $106,329       90,556       11,112      207,997
                                      ========     ========     ========     ========

Total depreciation expense charged to operations for the year ended December 31, 2005 and 2004 are $2,058,508 and $2,983,241, respectively

NOTE 14. OPERATING LEASES

All lease transactions are "triple-net leases". A triple-net lease requires the lessee to make the full lease payment and incur any other expenses associated with the use of the equipment, such as maintenance, insurance, and taxes. The leases contain detailed provisions specifying maintenance standards and the required condition of the aircraft equipment upon return at the end of the lease. During the term of the lease, the lessee is required to maintain the aircraft equipment in accordance with an approved maintenance program, designed to ensure the asset meets applicable regulatory requirements in the jurisdictions in which the lessee operates.


Security deposits for the lease revenues are collected and placed in the current accounts of the Company. All or part of the security deposits are returned to the lessee when all lease terms are fully met.

At December 31, 2005, the future minimum lease payments receivable for the next 5 years are as follows:

                        2006                           $ 1,344,000
                        2007                               960,000
                        2008                               240,000
                        2009                               240,000
                        2010                               240,000
                        Thereafter                         240,000
                                                       ------------
                                                       $ 3,264,000
                                                       ============

NOTE 15. RELATED PARTY TRANSACTIONS

Related party transactions between the Company and its related parties are as follows:

                                                                                                             2005          2004

Office lease rentals paid to a company controlled by the principal shareholder and current Chairman    $     22,500        30,000

Floor of Building used for the corporate office, purchased from a company controlled by the principal shareholder and current Chairman, and included in fixed assets. The sale transaction was
recorded at historical cost.                                                                           $    364,400            --

Dividends paid the principal shareholder and current Chairman, prior to the business combination       $  4,994,774       568,360

Consulting fees for executive management staff paid to a company controlled by the principal
shareholder and current Chairman                                                                       $    300,000       300,000

Preferred Shares purchased by the principal shareholder and current Chairman prior to the business
combination, and included in minority interest (see Note 18)                                           $  3,860,000            --

NOTE 16. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At December 31, 2005 and 2004, accounts payable and accrued liabilities consists of primarily trade liabilities totaling $707,321 and $134,558, respectively.

NOTE 17. LONG-TERM DEBT

The Company has a chattel mortgage liability on specific engine due Towerbank International Inc. The original loan amount of $1.8 million was incurred during August 2002, and matures in December 2006. The long term debt is repayable at 9% interest, over 5 years, with monthly installments of approximately $24,000. The debt is secured by a first secured charge on an engine, an RB-211-30061, and an assignment of lease rentals in the event of default. At December 31, 2005 and 2004, the balance outstanding totaled $305,163 and $740,157, respectively.

NOTE 18. SECURITY DEPOSITS

Security deposits are received and held as security for the due, timely, and faithful performance by each lessee to fulfill his obligations. The deposit is returnable to the lessee, without interest, upon receipt of all sums due under his lease and the return of the engine or aircraft under conditions and terms specified in the lease. Interest received on such deposits placed in interest-bearing accounts remains the property of MKAC for the life of the lease. At December 31, 2005 and 2004, security deposits totaled $198,000 and $369,550, respectively.

NOTE 19(a). CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock with $.001 par value per. As of December 31, 2005 and 2004, the Company had 19,860,514 and 14,895,386 shares of common stock issued and outstanding, respectively.

On January 22, 2006, the Company effected a one(1) for twenty five (25) reverse stock split of its authorized and outstanding shares of common stock, $.001 par value. Total authorized shares and par value remain the unchanged. All references in the financial statements and notes to financial statements, numbers of shares and share amounts have been retroactively restated to reflect the reverse split.

NOTE 19(b).  MINORITY INTEREST

Minority interest comprises a 25% interest held by the Company's principal shareholder and Chairman in MK Aviation SA. In addition, the Company's principal shareholder and Chairman purchased and holds 3,000,000 Preferred shares of MK Aviation SA, the principal operating subsidiary. The preferred shares have a par value of $1, have a cumulative dividend of 5% annually payable monthly on par value, and are redeemable by the shareholder and retractable by the Company at any time subject to available cash reserves. The shares were issued prior to the business combination. The Chairman and the controlling shareholder of the Company maintains control of MK Aviation SA, a principal operating subsidiary which owns substantially all the operating assets and liabilities.

At December 31, 2005 and 2004, minority interest comprised of the following:

                                                        2005           2004
                                                     ----------     ----------

   Minority interest in MK Aviation SA               $1,447,784             --
   Preferred shares issued by MK Aviation SA          3,860,000             --
                                                     ----------     ----------
                                                     $5,307,784             --
                                                     ==========     ==========


NOTE 20.  CONCENTRATIONS, CONTINGENCIES, AND COMMITMENTS

NOTE 20(a) CONCENTRATIONS AND RISKS

Casualties, Insurance Coverage. The Company, as owner of transportation equipment, may be named in a suit claiming damages for injuries or damage to property caused by its assets. As a triple net lessor, the Company is generally protected against such claims, since the lessee would be responsible for, insure against and indemnify the Company for, such claims. Further, some protection may be provided by the United States Aviation Act with respect to the Company's aircraft assets. It is, however, not clear to what extent such statutory protection would be available to the Company, and the United States Aviation Act may not apply to aircraft operated in foreign countries. Also, although the Company's leases generally require a lessee to insure against likely risks, there may be certain cases where the loss is not entirely covered by the lessee or its insurance. Though this is a remote possibility, an uninsured loss with respect to the equipment, or an insured loss for which insurance proceeds are inadequate, would result in a possible loss of invested capital in and any profits anticipated from, such equipment, as well as a potential claim directly against the Company.

Lessee Credit Risk. If a customer defaults upon its lease obligations, the Company may be limited in its ability to enforce remedies. Most of the Company's lessees are small regional passenger airlines, which may be even more sensitive to airline industry market conditions than the major airlines. As a result, the Company's inability to collect rent under a lease or to repossess equipment in the event of a default by a lessee could have a material adverse effect on the Company's revenue. If a lessee that is a certified U.S. airline is in default under the lease and seeks protection under Chapter 11 of the United States Bankruptcy Code, Section 1110 of the Bankruptcy Code would automatically prevent the Company from exercising any remedies for a period of 60 days. After the 60-day period has passed, the lessee must agree to perform the obligations and cure any defaults, or the Company will have the right to repossess the equipment. This procedure under the Bankruptcy Code has been subject to significant recent litigation, however, and it is possible that the Company's enforcement rights may be further adversely affected by a declaration of bankruptcy by a defaulting lessee. Most of the Company's lessees are foreign and not subject to U.S. bankruptcy laws but there may be similar applicable foreign bankruptcy debtor protection schemes available to foreign carriers.

International Risks. The Company has focused on leases in overseas markets, which the Company believes present opportunities. Leases with foreign lessees, however, may present somewhat different credit risks than those with domestic lessees. A lease with a foreign lessee is subject to risks related to the economy of the country or region in which such lessee is located, which may be weaker than the U.S. economy. On the other hand, a foreign economy may remain strong even though the U.S. economy does not. A foreign economic downturn may impact a foreign lessee's ability to make lease payments, even though the U.S. and other economies remain stable. Furthermore, foreign lessees are subject to risks related to currency conversion fluctuations.

Foreign laws, regulations and judicial procedures may be more or less protective of lessor rights than those which apply in the United States. The Company could experience collection or repossession problems related to the enforcement of its lease agreements under foreign local laws and the remedies in foreign jurisdictions. The protections potentially offered by Section 1110 of the Bankruptcy Code do not apply to non-U.S. carriers, and applicable local law may not offer similar protections. Certain countries do not have a central registration or recording system with which to locally establish the Company's interest in equipment and related leases. This could make it more difficult for the Company to recover an aircraft in the event of a default by a foreign lessee.

The Company operates in one business segment, leasing of regional aircraft to regional airlines, primarily foreign, and therefore does not present separate segment information for lines of business. The tables below set forth geographic information about the Company's revenues and related receivables:


                  MATERIAL CONCENTRATIONS OF REVENUES, BY COUNTRY

                             2005                              2004
                         ------------                     -------------
Venezuela                $    967,457     31%         $   1,691,792     23%
Chile                         960,000     30%                     0      0%
Colombia                      773,417     24%                     0      0%
Belgium                             0      8%                     0      0%
USA                                 0      6%             4,216,438     57%
Mexico                              0      0%               975,249     13%
Others                        480,125     15%               480,653      7%
                         ------------                 -------------
                         $  3,180,999    100%         $   7,364,132    100%
                         ============                 =============


              MATERIAL CONCENTRATIONS OF TRADE RECEIVABLES, BY COUNTRY

                              2005                             2004
                         -------------                    -------------
Venezuela                $   1,433,533     73%        $   1,616,587     93%
Chile                                0      0%                    0      0%
Colombia                       402,500     21%                    0      0%
Belgium                              0      0%                    0      0%
USA                                  0      0%                    0      0%
Others                         117,941      6%              114,000      7%
                         -------------                -------------
                         $   1,953,974    100%        $   1,730,587    100%
                         =============                =============

MATERIAL CONCENTRATIONS OF LEASED ASSETS AT NET BOOK VALUE, BY LESSEE'S COUNTRY

                              2005                             2004
                         -------------                    -------------
Venezuela                $     565,011     14%        $   1,319,081     25%
Chile                        2,142,133     53%            2,988,778     56%
Belgium                      1,232,658     30%                    0      0%
USA                            111,428      3%                    0      0%
Others                               0      0%            1,068,190     19%
                         -------------                -------------
                         $   4,051,230    100%        $   5,376,049    100%
                         =============                =============


                  MATERIAL CONCENTRATIONS OF REVENUES BY CUSTOMER

                              2005                             2004
                         -------------                    -------------
Aeropostal               $     967,457     31%        $   1,691,792     23%
Southwest                            0      0%            1,716,438     23%
Mexicana                             0      0%              975,249     13%
Sky Air                        960,000     30%                    0      0%
West Caribbean                 773,417     24%                    0      0%
Pratt Whitney                        0      0%            2,500,000     34%
Others <10% each               480,125     15%              480,653      7%
                         -------------                -------------
                         $   3,180,999    100%        $   7,364,132    100%
                         =============                =============


             MATERIAL CONCENTRATIONS OF ACCOUNTS RECEIVABLE BY CUSTOMER

                              2005                             2004
                         -------------                    -------------
Aeropostal               $   1,433,533     73%        $   1,616,587     93%
West Caribbean                 402,500     21%                    0      0%
Others <10% each               117,941      6%              114,000      7%
                         -------------                -------------
                         $   1,953,974    100%        $   1,730,587    100%
                         =============                =============


NOTE 20(b). COMMITMENTS

The Company has consulting agreement with a company controlled by the principal shareholder and current Chief Executive Officer . This agreement provide for the entire senior management and executive staff resources of MK Aviation S A. During the year ended December 31, 2005 and 2004, the Company charged consulting expenses of $300,000 per annum.

The Company leases office space in Shanghai and Hong Kong. The lease for Shanghai expires in 2006, and Hong Kong in 2007. Based upon existing leases, without renewals, the minimum lease payments up to expiry are as follows:

                     2006                            $    32,818
                     2007                                  7,221
                     Thereafter                               --
                                                     -----------
                                                     $    40,039
                                                     ===========

NOTE 20(c). CONTINGENCIES

Litigation
----------

MKAC and its principals are named as co-defendants, along with Boeing, General Electric, Pratt & Whitney, and some 25 other parties, to a suit filed by deceased plaintiff Mr. Gustav Perez, of Martinique, on February 23, 2006. The case references are: PEREZ, ELKIN (PERS REP) vs WEST CARIBBEAN AIRWAYS (COLOMBIAN CORP); Case Number (LOCAL) 2005-24253-CA-01; Case Number (STATE):
13-2005-CA-024253-0000-01. The case is pending in the United States District Court for the Southern District of Florida (Miami). To date, the defendants have been notified of the suit, but not formally served. The relief sought by the plaintiff is not stated in docket, #06-CV-20454, and is unknown at this time. Based upon correspondence from the counsel for the plaintiff, the suit arises from the crash and destruction of an MD82 aircraft, operated by West Caribbean Airways. The crash occurred during August 2005, and resulted in the death of the plaintiff, other passengers, and flight crew. To date, the crash is under investigation, and the cause is yet unknown. At the time of the crash, the aircraft was owned by a subsidiary, MK Aviation SA. However, MK Aviation was not involved in any way with the operations or maintenance of the aircraft, nor was it in possession of the craft. MK Aviation placed a lien on the craft, and was named as a party to the insurance policy for the aircraft. MKAC denies all liability in the case, and has notified its insurer. MKAC believes the suit is without merit, and will defend itself vigorously.

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.


NOTE 21.  SUBSEQUENT EVENTS

NOTE 21(a). RESULTS OF THE SHAREHOLDERS MEETING HELD ON JANUARY 6, 2006.

A meeting of the shareholders was held on January 6, 2006, to vote on: the election of new directors; change of company name and trading symbol; a revision to the company's articles of incorporation to reflect the name change; a reverse split of the company's stock; and appointment of the independent accountants. Further explanations are disclosed in the Proxy Statement filed with the SEC, on December 7, 2005.

The company's name was changed from Financial Telecom Limited USA Inc (the name of the acquired company in the business combination described in note 2 above), to the new name, MKA Capital, Inc., effective January 22, 2006.

The company's trading symbol was changed from FLTL.OB to MKAC.OB, effective January 22, 2006.

On January 22, 2006, the Company effected a one(1) for twenty five (25) reverse stock split of its authorized and outstanding shares of common stock, $.001 par value. Total authorized shares and par value remain the unchanged. All references in the financial statements and notes to financial statements, numbers of shares and share amounts have been retroactively restated to reflect the reverse split.

NOTE 21(b). DIVESTMENT OF SUBSIDIARIES

Discussions between the Company and its former directors were held during the fourth fiscal quarter of 2005, and prior to the business combination, to effect a divestment ("spin-off") of two inactive subsidiaries (Fintel Wireless Internet Limited; and Fintel (USA) Ltd.) to the former shareholders of Financial Telecom Limited USA Inc., of record prior to the business combination with MK Aviation. Procedures for the spina-off are underway, and completion is expected by the end of Q2 2006. The Company expects no financial impact from these two transactions. All costs related to the spin-off will be borne by the shareholders of the new entity created in the spin-off.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 11, 2006, as reported on Form 8-K filed with the Commission on January 14, 2006, Clancy & Co, P.L.L.C. ("Clancy") resigned as our independent certifying accountant.

Clancy's report on our financial statements for the year ended December 31 2004 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except that Kahn Boyd's report on Form 10-KSB for the year ended December 31, 2004 raised substantial doubt about our ability to continue as a going concern.

During the two most recent fiscal years , and through January 11, 2006, the Company has not had any disagreements with Clancy on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Clancy, would have caused them to make reference thereto in their report on the Registrant's consolidated financial statements for such year.

NEW INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

On January 20, 2006, the Company engaged Russell Bedford Stefanou Mirchandani LLP as the Registrant's independent accountants to report on the Registrant's consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. The decision to appoint Russell Bedford Stefanou Mirchandani LLP was approved by the Registrant's Board of Directors.

During the Registrant's two most recent fiscal years and any subsequent interim period prior to the engagement of Russell Bedford Stefanou Mirchandani LLP , neither the Registrant nor anyone on the Registrant's behalf consulted with Russell Bedford Stefanou Mirchandani LLP regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements, or (ii) any matter that was either the subject of a "disagreement" or a "reportable event."


ITEM 8A.   CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of disclosure controls and procedures.

As of December 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in promptly alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic reports.

As required by Rule 13a-15(d), the Company's management, including the Chief Executive Officer and Chief Financial Officer , also conducted an evaluation of the Company's internal controls over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting The registrant's principal executive officers and principal financial officer have concluded that there were no changes in the registrant's internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2005, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the registrant's internal controls.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.


ITEM 8B.  OTHER INFORMATION

A special meeting of the shareholders was held on January 6, 2006. A Proxy Statement for this meeting was filed with SEC prior, on December 6, 2005, which is incorporate by reference. For the convenience of readers, the motions carried and passed by the majority of voting shareholders are as follows:

(i) The Company adopted its new name of "MKA Capital, Inc.".

(ii) The Company was directed to file an amendment to its Articles of Incorporation to reflect the change in name only. This amendment was duly filed and registered with the State of Nevada on January 9, 2006.

(iii) The Company was directed to reverse-split its issued and outstanding common stock, in the ratio for 25 old shares for 1 new share. This split was effected on January 22, 2006.

(iv) The Company was directed to effect a change in trading symbol, to reflect the new name. The new symbol, "MKAC.OB", was effected on January 22, 2006.

(v) The following persons were elected to the Board of Directors to serve until the next annual meeting of shareholders: Mr. David Chen, Mr. William Huang, Mr. Moredechay Kraselnick, and Mr. Ariel Kraselnick. Mr. D. Paynter was nominated, but declined to accept the nomination.


                                 -- PART III --

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS:
            COMPLIANCE WITH SECTION (16) OF THE EXCHANGE ACT

Identification and Backgrounds of Directors and Officers

               Name             Age    Principal Position       Appointment/
                                                                 Resignation
                                                                    Date

Mordechay Kraselnick            61     Chairman               November 26, 2005
David Chen                      37     Director, CEO          November 17, 2004
Ariel Kraselnick                29     Director               November 26, 2005
William Huang                   39     Director               November 26, 2005
Ronald Gorthuis                 50     CFO                      June 1, 2005

Mr. M. Kraselnick founded MK Aviation SA in 1979. Previously, he was in charge of the South America operation of United Development Inc.("UDI"), a company with presence in almost every country in the world, engaged in supply and financing of turnkey industrial projects. He also served as regional manager for UDI in South East Asia, was stationed in South Vietnam and Thailand, and conducted business also in Malaysia, the Philippines, South Korea and Taiwan. Mr. Kraselnick holds a degree in Mechanical Engineering.

Mr. Chen joined the Company as Chief Executive Officer and Director on November 17, 2004. Previously, he was CEO of Hartcourt Companies Inc. (US ticker:
HRCT.OB), CEO of V2 Technology, a videoconferencing technology company in China; Marketing Director of Time Warner's CNN Asia Pacific unit; Sales Director of Turner Broadcasting Systems Asia; and Managing Director of HelloAsia Inc. Mr. Chen holds a Bachelor of Economics degree from Monash University of Australia.

Mr. A. Kraselnick is Executive Vice-President Sales and Marketing for MK Aviation SA. Prior, he held internships at Deloitte & Touche, and Towerbank International, Panama. Mr. Kraselnick received his Bachelor of Science from Babson College, Massachusetts, majoring in Business Administration.

Mr. Huang is the Chairman and CEO of Global Data Solutions Ltd, a venture capital backed company offering disaster recovery and business continuity services as well as other technology solutions to China's financial industry. His previous technical and management experience includes Vice President of Business Development for StockStar.com , China 's online stock trading and financial information portal. Mr. Huang holds a Bachelor of Science degree from Shanghai University of Science and Technology.

Mr. Gorthuis joined the company as CFO, during June 2005. He began his career with KPMG in Canada, serving large oil companies and banks. He has served in senior financial management positions with companies in the public and private sectors, and was a partner with an international investment bank based in the Middle East. Mr. Gorthuis graduated in business and computer studies from Simon Fraser University, Canada, and is a Chartered Accountant with the Canadian Institute of Chartered Accountants.

Significant Employees

Significant employees who are expected to make a significant contribution to the business, are as follows:

Name                    Age        Principal Position        Position held since
----                    ---        ------------------        -------------------

Mr. Israel Khoshen      58       VP Technical Operations            1980

Mr. Khoshen has a degree in Aeronautical Engineering and has over 30 years experience in technical engineering. He is directly involved in the selection of aircraft and engines, negotiations for procurement, physical inspections, and the management of modifications, repairs, and overhauls during and after the lease agreements. He is also involved directly with negotiating and monitoring the various sales and lease agreements globally.

Family relationships

Family relationships among directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers are as follows: Mr A. Kraselnick is the son of Mr. M. Kraselnick.

Involvement in certain legal proceedings

No bankruptcy petition has been filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

No director has been convicted in a criminal proceeding and is not subject to a pending criminal proceeding (excluding traffic violations and other minor offenses).

No director has been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

No director has been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated.

Audit committee financial expert

The Company's board of directors has determined it does not have at least one audit committee financial expert serving on its audit committee, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

The reason for the lack of an audit committee financial expert is the Company's inability to find a suitable person by the reporting date of this 10-KSB report. The Company continues its efforts to locate and appoint such a person.

Audit committee

The Company has not appointed a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act, or a committee performing similar functions. Currently, the entire board of directors is acting as the Company's audit committee as specified in section 3(a)(58)(B) of the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) Beneficial Ownership Reporting Compliance, each person who was at any time during the fiscal year, a director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to section 12 ("reporting person") is required to file Forms 3, 4, and 5 on a timely basis, during the most recent fiscal year or prior fiscal years. Based solely upon a review of the forms submitted to the Company, all reporting persons filed the respective forms on time.

Code of Ethics

The Company has Standards of Ethical Conduct Policy ("Code of Ethics") that applies to all employees and directors, including the Chairman, Chief Executive Officer, and Chief Financial Officer. The Code of Ethics is filed as Exhibit
14.1 to this 10-KSB report, and is available on the Company's website at www.mkacapital.com. The Company will also provide, free of charge, a copy of the Code of Ethics by writing to the following address:

               Edificio Vallarino, Calle Elvira Mendez y Calle 52
                    Apartado 0819-09791, Republica de Panama
                 Telephone: +507-2695211 Facsimile: +507-2691473

                         Email: mkaviation@cwpanama.net

ITEM 10.  EXECUTIVE COMPENSATION

Executive Compensation

                                      SUMMARY COMPENSATION TABLE

                                                                    Long Term Compensation
                                                          -------------------------------------------
                           Annual Compensation                      Awards                Payouts
                  --------------------------------------- ---------------------------  --------------
     Name and       Year      Salary     Bonus   Other     Restricted   Securities     LTIP Payouts    All other
Principal Position                                        Stock Awards  Underlying                    compensation
                                                                       Options/ SAR
     S. Tang        2005     $  25,000
    President       2004     $   5,000                     $  50,000
                    2003     $       -                     $  60,000

     D. Chen        2005     $  35,833
       CEO          2004     $   5,000
                    2003     $       -

  M. Kraselnick     2005     $ 300,000
     Chairman       2004     $ 311,437
                    2003     $ 319,500

Notes to Compensation Table:
----------------------------
(1) The figures show the actual compensation paid during the fiscal years noted.

(2) Mr. Tang's compensation was $5,000 in the Company's shares per month for services as President from May 1, 2003 to October 31, 2004. A total of 38,647 common shares were issued to Mr. Tang on January 3, 2005 as compensation for his service in 2004 and the year before. (The share noted are calculated after applying the reverse share split of 25:1 that occurred on January 22, 2006.)

(3) From November 1, 2004 to October 31, 2005, Mr. Tang received $30,000 in cash for his service to the Company. His service contract was expired on October 31, 2005 and was not continued.

(4) From November 1, 2004 to November 30, 2005, Mr. Chen's annual salary was $30,000 in cash. Commencing December 1, 2005, Mr. Chen is compensated $100,000 in cash annually.

Directors Compensation

Up to October 31, 2005, each director was paid the value of a retainer of $500 per month, plus the $600 for each meeting attended. Payment of directors' fees was made quarterly by issuing restricted common stock to the value of the fee, calculated at the average closing share price on the OTCBB for each quarter.

After October 31, 2005, directors compensation has not yet been established. However, an expense of $6,000 is accrued in the financial statements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners

The following persons are known to be the beneficial owners of more than 5% of the Company's voting securities, as of December 31, 2005:

Name and Address of Beneficial Owner                          Number of Shares     Percent of Class
------------------------------------                          ----------------     ----------------

Allura Film Partners
PO Box 13 Road Town,                                              1,055,517             5.31%
Tortola, British Virgin Island

Mr. Mordechay Kraselnick
Floor 10, Calle 52 y Elvira Mendez,                              10,897,215             54.87%
Panama City, Republic of Panama

Note:
(1) The shares noted above are calculated after applying the reverse share split of 25:1 that occurred on January 22, 2006.

Security ownership of management

The following persons are known to be the beneficial owners of the Company's voting securities, as of December 31, 2005:

Name and Address of Beneficial Owner (1)                      Number of Shares     Percent of Class
----------------------------------------                      ----------------     ----------------

David Chen (Director, CEO)                                          3,803               0.02%
Ronald Gorthuis (CFO)                                              10,802               0.05%
William Huang (Director)                                            3,521               0.02%

Notes:
(1) All persons have their mailing address at #2405- 300 Huai Hai Zhong Road, Shanghai, China.
(2) The shares noted above are calculated after applying the reverse share split of 25:1 that occurred on January 22, 2006.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions over $60,000 during the last two years, or proposed transactions, to which the Company was or is to be a party, in which any director, nominee, family member, or other holder had or is to have a direct or indirect material interest, are as follows:

Name                              Relationship      Description of    Interest in    Year         Value of           Number of
                                   to Company        transaction      transaction                transaction       shares issued
                                   ----------        -----------      -----------                -----------       -------------

Steven Tang                      Former Director      Payment of          100%       2005         $123,670            38,647
                                  director fees
Bowland Ltd.                       Shareholder     Payment of debts       100%       2005         $189,169            114,979

Renee Kraselnick                   Shareholder         Business          4.02%       2005        $7,500,000           800,000
                                   combination

Mordechay Kraselnick              Shareholder &        Business          54.87%      2005        $7,500,000         10,897,215
                                    Chairman         combination

Note:
(1) The shares noted above are calculated after applying the reverse share split of 25:1 that occurred on January 22, 2006.

ITEM 13.  EXHIBITS

Exhibit
Number         Note   Description of Document
------         ----   -----------------------
3.1            (1)    Articles of Incorporation of Financial Telecom Limited (USA), Inc.
3.2            (1)    Amended and Restated Bylaws of Financial Telecom Limited (USA), Inc.
10.1           (1)    Agreement between Hong Kong Futures Exchange Limited and Financial Telecom Limited
10.2           (1)    Market Service Datafeed Agreement between Stock Exchange Information Services Limited and Financial Telecom
                      Limited
10.3           (2)    Option agreement dated December 14, 2004 between Fintel Group Limited and shareholders of Shanghai
                      Longterms Technology Limited.
10.4           (2)    Option agreement dated January 5, 2005 between Fintel Group Limited and shareholders of Beijing JCL
                      Technology Commerce Limited.
10.5           (2)    Option agreement dated January 20, 2005 between Fintel Group Limited and shareholders of Shanghai Qianhou
                      Computer Technology Limited.
10.6           (2)    Independent contractor agreement between Fintel Group Limited and Mr. Sam Chong Keen.
10.7           (2)    Independent contractor agreement between Fintel Group Limited and Info Media Company.
10.8           (2)    Independent contractor agreement between Fintel Group Limited and China Digital Distribution Limited.
10.9           (3)    Sales and purchase agreement dated March 25, 2005 between Fintel Group Limited and shareholders of Enjoy
                      Media Holdings Limited
10.10          (4)    Sales and purchase agreement dated April 25, 2005 between Fintel Group Limited and shareholders of Beijing
                      Genial Technology Co. Ltd.
10.11          (4)    Option agreement dated March 7, 2005 between Fintel Group Limited and shareholders of Beijing Sinoskyline technology Trading Co. Ltd.
14.1           (5)    Code of Ethics
16.1           (7)    Change in Certifying Accountants
17.1           (6)    Correspondence on departure of Directors
20.1           (8)    Proxy Statement dated December 6, 2005
21.1           (5)    Subsidiaries of the registrant
24.1           (5)    Power of Attorney
31.1           (5)    Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002
31.2           (5)    Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002
32.1           (5)    Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002
32.2           (5)    Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002

----------------------

(1) Incorporated herein by reference to the registrant's initial Registration Statement on Form 10-SB (File No. 000-50760) filed on May 13, 2004.
(2) Incorporated herein by reference to the registrant's Annual Report on Form 10-KSB (File No. 000-50760) filed on April 15, 2005.
(3) Incorporated herein by reference to the registrant's Quarterly Report of Form 10-QSB (File No. 000-50760) filed on May 6, 2005.
(4) Incorporated herein by reference to the registrant's Quarterly Report of Form 10-QSB (File No. 000-50760) filed on August 6, 2005.
(5)  Filed herewith.
(6) Incorporated herein by reference to the registrant's Current Report on Form 8K/A (File No. 000-50760) filed on November 29, 2005.
(7) Incorporated herein by reference to the registrant's Current Report on Form 8K/A (File No. 000-50760) filed on January 25, 2006.
(8) Incorporated herein by reference to the registrant's Proxy Statement
    (File No. 000-50760) filed on December 6, 2005.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The table below shows the fees incurred for services provided by the former and current accountants for the current and prior year, for all companies in the group.

                                               2005             2004
                                            ---------        ---------

         Audit fees (1)                     $  63,000            4,500
         Audit related fees
         Tax fees (2)                           1,200                0
         Tax related fees
         All other fees
                                            ---------        ---------
                                            $  64,200            4,500
                                            =========        =========

         (1) Including all fees for regulatory filings
         (2) Preparation of tax returns

         AUDIT FEES. Audit fees consist of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by the Company's principal accountants in connection with statutory and regulatory filings or engagements.

         AUDIT-RELATED FEES. Audit related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2005 or 2004.

         TAX FEES. Tax fees are fees billed for professional services for tax compliance, tax advice and tax planning.

         ALL OTHER FEES. All other fees include fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2005 or 2004.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT
-------------------------------------------------------------------------
SERVICES OF INDEPENDENT AUDITORS
--------------------------------

         The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                MKA Capital, Inc

Date:  April 26, 2006
                                                              By: /s/ David Chen
                                                --------------------------------
                                                                      David Chen
                                                         Chief Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                                MKA Capital, Inc

Date:  April 26, 2006
                                                              By: /s/ David Chen
                                                --------------------------------
                                                                      David Chen
                                            Chief Executive Officer and Director

Date:  April 26, 2006
                                                         By: /S/ Ronald Gorthuis
                                                      --------------------------
                                                                 Ronald Gorthuis
                                                         Chief Financial Officer

Date:  April 26, 2006
                                                    By: /S/ Mordechay Kraselnick
                                                      --------------------------
                                                            Mordechay Kraselnick
                                                                        Chairman

Date:  April 26, 2006
                                                        By: /S/ Ariel Kraselnick
                                                      --------------------------
                                                                Ariel Kraselnick
                                                                        Director