Form 10QSB
period 2006-03-31
MKA Capital, Inc.
filed 2006-05-16
CIK 1288195

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                   For the quarterly period ended MARCH 31, 2006

   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                                   For the transition period from ___ to _______

                        Commission file number 000-50760
                                               ---------

                                MKA CAPITAL, INC.
        (Exact name of small business issuer as specified in its charter)


           Nevada                                          58-2670972
(State or other jurisdiction of                (IRS Employee Identification No.)
 incorporation or organization)


                 2405 - 300 Hua Hai Road, Shanghai 200023, China
                    (Address of principal executive offices)

                                (86) 21 63354111
                           (Issuer's telephone number)


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

Common Stock: par value of $0.001; 20,008,637 shares issued and outstanding on March 31, 2006.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

                                MKA CAPITAL, INC.
                                   FORM 10-QSB

                                      INDEX

                                                                            PAGE
PART I.  FINANCIAL INFORMATION                                                 3

Item 1.  Financial Statements and Condensed Notes - Quarter Ended
         March 31, 2006                                                        3

Item 2.  Management's Discussion and Analysis or Plan of Operation            17

Item 3.  Controls and Procedures                                              25

PART II. OTHER INFORMATION                                                    26

Item 1.  Legal Proceedings                                                    26

Item 2.  Changes in Securities and Use of Proceeds                            26

Item 3.  Default Upon Senior Securities                                       26

Item 4.  Submission of Matters to a Vote of Security Holders                  26

Item 5.  Other Information                                                    26

Item 6.  Exhibits                                                             27

         Signatures                                                           28

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                                MKA Capital Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                              As of March 31, 2006
                                   (Unaudited)

(in US Dollars)


Assets
    Current assets
      Cash and cash equivalents                                     $   743,884
      Restricted Cash                                                    95,389
      Short-term Investments                                          1,404,611
      Accounts Receivables, net of allowance of $0                    1,585,772
      Prepaid Expenses                                                   37,368
                                                                    -----------
                                                                      3,867,024
    Long-term Trade Receivables                                         139,613
    Aircraft and aircraft engines held for lease
      net of accumulated depreciation of $6,243,960                   5,261,764
    Property, equipment and furnishings
      net of accumulated depreciation of $50,105                        575,317
                                                                    -----------
                                                                    $ 9,843,718
                                                                    ===========


Liabilities
    Current liabilities
      Accounts payable and accrued expenses                         $   587,496
      Income taxes payable                                              103,480
      Current portion of Long-term Debt                                 238,277
                                                                    -----------
                                                                        929,253
    Long-Term liabilities
      Security Deposits                                                 258,000
                                                                    -----------
                                                                      1,187,253

Commitments and Contingencies                                                --

Minority Interest                                                     5,151,825

Stockholders' Equity
    Common Share Capital
      Authorized: 500,000,000 common shares, of par value $0.001
      Issued and Outstanding: 20,008,637 common shares                   20,009
    Additional Paid-in Capital                                        3,674,507
    Accumulated Deficit                                                (189,876)
                                                                    -----------
                                                                      3,504,640
                                                                    -----------
                                                                    $ 9,843,718
                                                                    ===========


              See the accompanying notes to the Unaudited Condensed
                       Consolidated Financial Information


                                          MKA Capital Inc.

                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudied)


(in US dollars)
                                                                  THREE MONTHS ENDED
                                                            MARCH 31, 2006     MARCH 31, 2005
Revenues
     Sales of leased assets                                  $  5,050,000             50,000
     Operating lease revenue                                      548,720            679,297
                                                             ------------       ------------
                                                                5,598,720            729,297
Operating Expenses
     Cost of leased assets                                      4,606,598            348,611
     Depreciation                                                 428,333            615,473
     Cost of penalty shares issued                                145,481                 --
     Selling, General and Administrative                          558,729            233,293
                                                             ------------       ------------
                                                                5,739,141          1,197,377

Operating Loss                                                   (140,421)          (468,080)

Other Income (Expense)
     Interest income                                              195,977            203,366
     Interest expense                                             (10,124)          (110,220)
                                                             ------------       ------------
                                                                  185,853             93,146

Income (loss) before income taxes and minority interest            45,432           (374,934)
     Minority interest                                            (75,846)                --
     Provision for Income Taxes                                   (13,364)                --
                                                             ------------       ------------

Net Loss                                                     $    (43,778)          (374,934)
                                                             ============       ============


Earnings per Share
     Basic and fully diluted loss per share                  $     (0.009)            (0.021)
     Weighted average shares outstanding                       19,957,940         13,654,103


                        See the accompanying notes to the Unaudited Condensed
                                 Consolidated Financial Information


                                                    MKA Capital Inc.

                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                                       (Unaudited)

(in US dollars)
                                                                                      THREE MONTHS ENDED
                                                                               MARCH 31, 2006     MARCH 31, 2005
Cash Flows from Operating Activities
    Net loss                                                                    $   (43,778)         (374,934)
    Adjustments to reconcile net loss to cash used in operating activities
       Depreciation                                                                 428,333           615,473
       Stocks subscribed for payment of salaries                                     15,750                --
       Proceeds on sale of leased assets                                                 --           307,528
       Cost of penalty shares issued                                                145,481
       Minority interest                                                             75,846           (93,734)
    Cash effect of changes in operating assets and liabilities
       Decrease (increase) in trade receivables                                     228,590          (208,687)
       Decrease (increase) in prepaid expenses and other                               (730)          103,806
       Increase (decrease) in trade and accrued payables                           (102,705)          119,081
       Increase (decrease) in income taxes payable                                   13,364                --
       Purchase of leased assets                                                 (1,627,000)       (2,110,000)
                                                                                -----------       -----------
         Net cash used in Operating Activities                                     (866,849)       (1,641,467)

Cash Flows from Investing Activities
    Redemption of short-term investments                                                 --           140,000
    Purchase of fixed assets                                                         (3,639)               --
                                                                                -----------       -----------
         Net cash (used in) provided by Investing Activities                         (3,639)          140,000

Cash Flows from Financing Activities
    Security deposits received (settled)                                             60,000                --
    Draws upon short-term bank credit facility                                           --         1,056,609
    Cash paid on long-term debt principal                                           (66,885)         (243,245)
    Advances to related parties                                                          --          (137,356)
    Dividends paid on preferred shares                                              (48,250)               --
                                                                                -----------       -----------
         Net cash (used in) provided by Financing Activities                        (55,135)          676,008
                                                                                -----------       -----------
Increase (decrease) in Cash                                                        (925,623)         (825,459)
    Cash and cash equivalents, at start of period                                 1,669,507           847,409
                                                                                -----------       -----------
    Cash and cash equivalents, at end of period                                 $   743,884            21,951
                                                                                ===========       ===========


Supplemental information for Cash Expenses
    Cash paid for Interest Expense                                              $    10,124           110,220
                                                                                -----------       -----------


                        The accompanying notes are an integral part of these financial statements


                                MKA Capital Inc.

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   For the fiscal quarter ended March 31, 2006
                                   (Unaudited)



Note 1.  Nature of Operations

MKA Capital Inc. ("MKAC", or "the Company", or "we", or "us") is registered in good standing under Chapter 78 of the Nevada Statutes, and its common stock is traded on the OTCBB under the symbol MKAC.OB. MKAC is a provider of operating leases for commercial aircraft and engines to air carriers worldwide. MKAC also engages in the selective purchase and resale of commercial aircraft and engines.
The Company's operations are reportable under one segment for financial reporting purposes.

The MKAC group comprises the following companies:


Registered Name                                                                                         %
(business is conducted under the registered names)                        Domicile            Owner     held     Status
MKA Capital, Inc. (MKAC)                                                    USA                                  Active
Fintel Group Ltd. (FGL)                                                  Hong Kong             MKAC       100   Inactive
Fintel Investment Consultancy Management (Shanghai) Inc.                   China               FGL        100    Active
Cross Over Solution Inc.                                           British Virgin Islands      FGL        100   Inactive
Digital Financial Service Limited                                        Hong Kong             MKAC       100   Inactive
Fintel (USA) Ltd. (FL)                                                   Hong Kong             UOC        100   Inactive
Fintel Wireless Internet Limited                                         Hong Kong              FL        100   Inactive
MK Aviation S.A. (MKA)                                                     Panama              MKAC        75    Active
MK Aviation USA, Inc.                                                       USA                MKA        100   Inactive
MK II LLC (MK II)                                                           USA                MKA        100   Inactive
MKA Leasing USA, Inc.                                                       USA                MKA         99    Active
MKA Leasing USA, Inc.                                                       USA               MK II         1    Active
Compania Inversiones Raymond SA                                            Panama              MKA        100   Inactive
Compania International Aeronautica SA                                      Panama              MKA        100   Inactive
Unity One Capital Inc (UOC)                                                 USA                MKAC       100   Inactive

Note 2.  Basis of Presentation

(a) Condensed Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of MKAC management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for periods are not necessarily indicative of results for the entire year. These condensed financial statements and accompanying notes should be read in conjunction with our annual financial statements and the notes thereto for the year ended December 31, 2005, included in our Annual Report on Form 10KSB, filed with the Securities and Exchange Commission.

(b) Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include all of the accounts of the Company and all of its wholly-owned subsidiaries as of and for the period ended March 31, 2006 and 2005. All material inter-company balances and transactions have been eliminated in consolidation.

(c) Use of Estimates

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

Note 3. Business Combination and Corporate Restructure

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

                        Financial Telecom Limited USA Inc
                     Summary Statement of Financial Position
                              At November 25, 2005

Cash                                                             $     220,248
Other current assets                                                    20,489
Depreciable tangible assets                                              3,158
Current liabilities                                                   (332,660)
                                                                 --------------
Net Assets acquired                                              $     (88,765)
                                                                 ==============

MKAC acquired a portfolio of investments in equity securities held for future sale, in the business combination with Fintel. The securities are common shares issued by private Chinese companies. MKAC does not exercise significant influence over the Chinese investees, and therefore accounts for its investments by using the cost method. Dividends are not likely to be received. For investments accounted for using the cost method of accounting, management evaluates information in addition to quoted market price, if any, in determining whether an other-than-temporary decline in value exists. At the time of the acquisition, MKAC determined the investments had $zero current value.

The accompanying financial statements present on a consolidated basis the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The following unaudited condensed combined pro forma results of operations reflect the pro forma combination of MKAC and Fintel business as if the combination had occurred at the beginning of the periods presented, compared with the actual results of operations of MKA for the same period. The unaudited pro forma condensed combined results of operations do not purport to represent what the companies' combined results of operations would have been if the transaction had occurred at the beginning of the periods presented, and are not necessarily indicative of MKAC's future results.

                                                                             Operating results for the
                                                                            three months ended March 31,
                                                                               2006              2005
                                                                            Historical         Pro Forma
                                                                            ----------         ---------
Total Revenues                                                            $     5,598,720          808,009
Operting expenses                                                               5,739,141        1,338,235
                                                                          ----------------  ---------------
Operating loss                                                                   (140,421)        (530,226)
Other Income                                                                      185,853          111,743
                                                                          ----------------  ---------------
Operating income (loss) before income taxes and minority interest                  45,432         (418,483)
Income taxes and minority interest                                                (89,210)               -
                                                                          ----------------  ---------------
Net Loss                                                                  $       (43,778)        (418,483)
                                                                          ================  ===============

Basic and fully diluted loss per share                                            ($0.009)         ($0.011)



Note 4.  Recent pronouncements regarding accounting standards

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

Note 5. Summary of Significant Accounting Policies

Note 5(a). Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its subsidiaries noted above. The results of subsidiaries acquired during the periods presented are consolidated from the effective dates of acquisition. All significant inter-company balances and transactions have been eliminated in consolidation.

Note 5(b). Aircraft and Aircraft Engines Held For Lease

Aircraft and aircraft engines held for operating leases are stated at cost, less accumulated depreciation. Costs incurred in connection with the acquisition of aircraft assets are capitalized as part of the cost of such assets. Otherwise, the costs of major overhauls that add economic life and value are capitalized and depreciated over the estimated remaining useful life of the equipment.

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

Note 5(c).Property, Equipment, and Furnishings

Property, equipment, and furnishings are stated at cost, less accumulated depreciation. These assets are depreciated down to $zero residual values over their useful lives as follows:

                                                                  Useful life

Building                                                           40 years
Vehicles                                                           6 1/2 years
Furniture and Equipment                                          5 - 10 years

Note 5(d). Impairment of Long-lived assets

The Company periodically reviews its portfolio of assets for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." Such review necessitates estimates of current market values; re-lease rents, residual values and component values. The estimates are based on currently available market data and are subject to fluctuation from time to time. The Company initiates its review periodically, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected undiscounted cash flows and, should different conditions prevail, material write downs may occur.

Note 5(e). Loan Commitment and Related Fees

Fees incurred to procure debt are amortized over the life of the related loan using the interest method.

Note 5(f). Foreign Currency Translation

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

Note 5(g). Earnings Per Share

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

Note 5(h). Revenue Recognition

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

Note 5(i). Maintenance and Repair Costs

In general, maintenance and repair costs under the Company's leases are the responsibility of the lessees. The costs for overhauls are borne by the Company. When the overhaul adds to the life or value of the asset, the related costs are capitalized. Otherwise, the overhaul costs are charged to expense when incurred.

Note 5(j). Income Taxes

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

We regularly assess our position with regard to individual tax exposures and record liabilities for our uncertain tax positions and related interest and penalties according to the principles of FAS 5, ACCOUNTING FOR Contingencies. These accruals reflect management's view of the likely outcomes of current and future audits. The future resolution of these uncertain tax positions may be different from the amounts currently accrued and therefore could impact future tax period expense.

The Company has U.S. federal net operating loss carry forwards of approximately $300,000 that expire in 2024 and Hong Kong net operating loss carry forwards of approximately $4,900,000 that have no expiration date. However, as a result of the acquisition, the amount of net operating loss carry forward available to be utilized in reduction of future taxable income was reduced pursuant to the change in control provisions of Section 382 of the Internal Revenue Code.

 A 100% valuation allowance has been established as a reserve against the deferred tax assets arising from the net operating losses and other net temporary differences since it cannot, at this time, be considered more likely than not that their benefit will be realized in the future.

Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or our level of operations or profitability in each taxing jurisdiction could have an impact upon the amount of income taxes that we provide during any given year.
Note 5(k). Allowance for Doubtful Accounts

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

Note 5(l). Initial Direct Costs associated with Leases

The Company accounts for material direct costs, including sales commission and legal fees, incurred initially to obtain new leases, by expensing such costs as incurred, under General and Administrative expenses. Historically, such costs have been immaterial.

Note 5(m). Long-term Investments

Long-term investments in equities are recorded at cost, using the cost method of accounting for investments in equities.

Note 5(n) Segment Information

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

Note 5 (o) Comprehensive Income

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

Note 5(p)  Reclassifications

Certain reclassifications have been made in prior years' financial statements to conform with classifications used in the current year.

Note 5(q)  Stock based payments

During December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2005 and has adopted the interim disclosure provisions in its financial reports for the subsequent periods.

Effective January 1, 2006, the beginning of MKAC's first fiscal quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements for granted stock options, since the related purchase discounts exceeded the amount allowed under SFAS 123R for non-compensatory treatment. Compensation expense recognized included: the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R; and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated, as provided for under the modified-prospective method.

As of December 31, 2005 and March 31, 2006, the Company did not issue or make provision through the issuance of stock options to employees and directors. See
Note 12 below for the cost of stock-based compensation for common shares issued to employees, creditors, and investees, for the three months ended March 31, 2006.

Note 6. Minority Interest

Minority interest comprises a 25% interest held by the Company's principal shareholder and Chairman in MK Aviation SA. In addition, the Company's principal shareholder and Chairman purchased, and continues to hold, 3,000,000 preferred shares of MK Aviation SA, the principal operating subsidiary. The preferred shares have a par value of $1, have a cumulative dividend of 5% annually payable monthly on par value, and are redeemable by the shareholder and retractable by the Company at any time subject to available cash reserves. The shares were issued prior to the business combination. The Chairman and the controlling shareholder of the Company maintain control of MK Aviation SA, a principal operating subsidiary which owns substantially all the operating assets and liabilities.

                                                              March 31, 2006

Minority interest in the earnings of MK Aviation SA          $      1,291,825
Preferred shares issued by MK Aviation SA                           3,860,000
                                                             -----------------
                                                             $      5,151,825
                                                             =================

Note 7. Long Term Receivables

The accounts receivable concentrated in Venezuela is due from Aeropostal, which is the flagship carrier for Venezuela. On March 31, 2006, Aeropostal owed MKAC $1.58 million on past due rental payments, and held 4 leased engines in its possession. MKAC reached agreement with Aeropostal, during March 2006, to collect the balance owing over the next 18 months, by variable installments, with interest at 1.5% per month on the outstanding balance. At the end of 18 months, if the installment schedule is met fully, MKAC agrees to transfer ownership of one engine to Aeropostal without additional proceeds, and grant a purchase option for an additional engine.

MKAC does not expect to charge rental income on the two engines slated for transfer, but will charge normal rentals on the two remaining engines. All engines remain the property of MKAC during the agreement until all payment and lease obligations, current and prior, have been fulfilled. MKAC has full recourse to the engines at its option at any time. Aeropostal is utilizing the engines, maintaining them at FAA standards, and insuring them for all risks. MKAC continues it insurance on the engines. MKAC does not believe the engine values are impaired, and has maintained normal rates of depreciation for its leased assets.

MKAC conducts business currently with Aeropostal, and has successfully served this company for the past 10 years, without collection problems prior. Aeropostal has a fleet of 27 aircraft, employs about 3500 people, and turns over on average revenue of $200 million annually. In prior years, Aeropostal has incurred and paid monthly to MKAC receivables of $250,000 without defaults. During November 2005, Venezuela incurred a natural disaster that forced the closure and access of the main airport. This disaster disrupted Aeropostal's operations significantly, causing a short term cash flow deficiency. Aeropostal's cash flow is now restored, and MKAC expects to continue its business with Aeropostal without further incident. Accordingly, MKAC's management believes: the receivable and interest are fully collectible; the amounts reserved currently are adequate; the fair value of the engines exceed the receivable by a large margin, and thereby provide adequate security; and the amounts receivable are well within the financial ability of Aeropostal to retire its obligations to MKAC as agreed.

Note 8.  Concentrations, Contingencies, and Commitments

(a). Concentrations

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

The Company operates in one business segment, leasing of regional aircraft to regional airlines, primarily foreign, and therefore does not present separate segment information for lines of business. The tables noted below present geographic information about the Company's revenues and related receivables.


              Material concentrations of total revenues, by country

                                   Q1 2006                         Q1 2005
                               ----------------                ----------------
Venezuela                              168,000       3%                130,500       18%
Chile                                  240,000       4%                240,000       33%
Colombia                                30,000       1%                231,500       32%
Belgium                                 60,450       1%                 53,630       7%
USA                                  5,050,000       90%                50,000       7%
Others                                  50,270       1%                 23,667       3%
                               ----------------                ----------------
                                     5,598,720      100%               729,297      100%
                               ================                ================


             Material concentrations of total revenues, by customer

                                   Q1 2006                         Q1 2005
                               ----------------                ----------------
Aeropostal                             168,000       3%                130,500       18%
West Caribbean                         240,000       4%                231,500       32%
Sky Air                                      0       0%                240,000       33%
AAR Corp                             5,050,000       90%                     0       0%
Others                                 140,720       3%                127,297       17%
                               ----------------                ----------------
                                     5,598,720      100%               729,297      100%
                               ================                ================


                            Material concentrations of net trade receivables, by country

                                March 31, 2006
                               -----------------
Venezuela                             1,582,308       92%
Colombia                                 30,000       2%
USA                                      56,475       3%
Others                                   56,602       3%
                               -----------------
                                      1,725,385      100%
                               =================



   Material concentrations of aircraft and aircraft engines held for lease at net book value, by lessee's country

                                March 31, 2006
                               ------------------
Venezuela                                468,448       9%
Chile                                  1,873,558       35%
Colombia                               1,612,473       31%
Belgium                                1,200,500       23%
Others                                   106,785       2%
                               ------------------
                                       5,261,764      100%
                               ==================


         Material concentrations of net accounts receivable by customer

                                March 31, 2006
                               -----------------
Aeropostal                            1,582,308       92%
West Caribbean                                0       0%
Avianca                                  30,000       2%
Southwest                                56,475       3%
Others <10% each                         56,602       3%
                               -----------------
                                      1,725,385      100%
                               =================

(b). Commitments

The Company has a consulting agreement with a company controlled by the principal shareholder and current Chairman. This agreement provides for the entire senior management and executive staff resources of MK Aviation S A. Consulting fees and expenses of $120,900 were charged to Selling, General and Administrative expense in Q1 2006, and $75,000 in Q1 2005.

The Company leases office space in Shanghai and Hong Kong. The lease for Shanghai expires in 2006, and Hong Kong in 2007. Based upon existing leases, without renewals, the minimum lease payments up to expiry are as follows:

2006                                                 $   32,818
2007                                                      7,221
Thereafter                                                    0
                                                     -----------
                                                     $   40,039
                                                     ===========

(c). Contingencies

(i) Possible legal suit.

MKAC and its principals are named as co-defendants, along with Boeing, General Electric, Pratt & Whitney, and some 25 other parties, to a suit filed by deceased plaintiff Mr. Gustav Perez, of Martinique, on February 23, 2006. The case references are: PEREZ, ELKIN (PERS REP) vs. WEST CARIBBEAN AIRWAYS (COLOMBIAN CORP); Case Number (LOCAL) 2005-24253-CA-01; Case Number (STATE):
13-2005-CA-024253-0000-01. The case is pending in the United States District Court for the Southern District of Florida (Miami). To date, the defendants have not been formally served.

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

(ii) Possible penalty stock

The investments acquired in the combination with Fintel (see note 3 above) carry contingent obligations on the part of the investor. The consideration issued by Fintel to acquire the investments was the common stock of Fintel (which are now MKAC shares following the business combination). The obligation of the investor is to issue additional MKAC shares to the investee when the traded price of MKAC shares falls below a floor price for an extended period of time. The number of shares to be issued is determined by the formula in the agreements, and will depend on the traded price of the shares at the time the investee requests additional shares. The timing of the potential penalty will depend on when the investee makes his request, which can be anytime following the anniversary date of the investment transaction. However, the amount of the obligation, and the shares to be issued, are amortized over the following three years, and therefore the contingent annual expense is approximately 1/3 the total cost of the penalty. The future price is unknown, and therefore the actual value of the contingent obligation is unknown at this time.

The anniversary dates of all investments occur during 2006, and currently MKAC's stock is trading below the floor price. Should the investees invoke the penalty clauses, MKAC could be obligated to issue more common stock. At the time of filing this 10QSB report, management estimates the total number shares MKAC could be obligated to issue is 1,323,000 common shares.

Note 9. Depreciable Assets

(a) Aircraft and aircraft engines held for lease

Leased Assets are stated at cost, less accumulated depreciation and any impairment in value. All aircraft and engines are held under operating leases. The carrying values are reviewed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Impairment losses are recognized in the income statement.

                                              Engines        Aircraft          Total
                                          ------------------------------------------------
At March 31, 2006
Cost                                            5,212,000       6,293,724      11,505,724
Accumulated depreciation                        1,823,796       4,420,164       6,243,960
                                          ------------------------------------------------
Net carrying value                              3,388,204       1,873,560       5,261,764
                                          ================================================

(b) Property, equipment and furnishings

Property, equipment and furnishings are stated at cost, less accumulated depreciation and any impairment in value. The carrying values are reviewed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Impairment losses are recognized in the income statement.

                                  Land and        Vehicles         Office           Total
                                  Building
                               -----------------------------------------------------------
At March 31, 2006
Cost                              474,113         126,448          28,245         628,806
Accumulated depreciation            5,278          30,123          18,088          53,489
                               -----------------------------------------------------------
Net carrying value                468,835          96,325          10,157         575,317
                               ===========================================================

Note 10. Operating Leases and Security Deposits

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

In addition to lease rentals, maintenance fees are collected and taken into revenues by the Company. The funds are normally held voluntarily in reserve by the Company, and used when overhaul repairs associated with asset use or maintenance is required. The lessee has no residual claim to the lease rentals or maintenance fees.

Security deposits for the lease revenues are collected and placed in the current accounts of the Company. All or part of the security deposits are returned to the lessee, upon fulfillment of all lease terms.

Minimum lease payments receivable over the next five years and in aggregate will depend on whether the leases are renewed. Historically, the leases for engines are renewed. Based upon existing leases, without increases for renewals, the minimum lease payments receivable for the next 5 years are as follows:

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
                                                       ------------
                                                       $ 3,264,000
                                                       ============

Note 11. Related Party Transactions

Related party transactions between the Company and its related parties are as follows:

                                                           Q1 2006       Q1 2005
                                                           -------       -------

Dividends on preferred shares, paid to the principal
shareholder and current Chairman.                         $   48,250          0

Consulting fees for executive management staff paid to
a company controlled by the principal shareholder and
current Chairman                                          $  120,900     75,000

Note 12.  Stock-based Payments

The Company settled payment for salaries to officers by issuing Company stock at the fair values of the goods or service received. During Q1 2006, 15,286 shares were subscribed by officers as payment for salaries, valued at $18,834 and charged to Selling, General and Administrative expense. The number of shares issued was determined by the average trading price for the 20 days prior to the transaction. No options, warrants, or conversion rights are attached to the shares.

The Company settled payment for debts to unrelated parties by issuing Company stock at the fair values of the goods or service received. During Q1 2006, 14,466 common shares were issued to settle debts, valued at $14,038. The number of shares issued was determined by the average trading price for the 20 days prior to the transaction. No options, warrants, or conversion rights are attached to the shares.

The Company paid penalties in the form of common stock to certain investees in its portfolio of private-equity investments, on account of a lower than expected trading price for MKAC stock. The penalties were paid by issuing 116,385 common shares of Company stock at the average 30-day trading price prior to the penalty date, valued in total at $145,481. No options, warrants, or conversion rights are attached to the shares. The transaction value is charged to income as an expense for stock penalties.

Note 13.  Subsequent Events

(a) Discussions between the Company and its former directors were held during the fourth fiscal quarter of 2005, to effect a divestment ("spin-off") of two inactive subsidiaries (Fintel Wireless Internet Limited; and Fintel (USA) Ltd.) to the former shareholders of Financial Telecom Limited USA Inc., of record prior to the business combination with MK Aviation during November, 2005. Procedures for the spin-off are underway, and completion is expected by the end of Q2 2006. The Company expects no financial impact from these two transactions. All costs related to the spin-off will be borne by the shareholders of the new entity created in the spin-off.

(b) Discussions between the Company and its investees commenced during Q1 2006 to exit the investments sometime during Q2 or Q3 2006. The shares issued by each party will be returned for the values numbers of shares and transacted at the time of purchase. The investees may choose to retain some MKAC shares. Should all investees choose to return all their holdings of MKAC shares, the total number of MKAC shares returned could be possibly 1,900,000 shares. MKAC expects to value the returned shares at par, and accordingly the total value to be charged to net assets is possibly $1,900.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Item 2(a). Discussion for the Interim Operations and Financial Condition

Introduction

Management's discussion and analysis of results of operations and financial condition ("MD&A") is provided as a supplement to the accompanying financial statements and footnotes to help provide an understanding of our financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:
         o CAUTION CONCERNING FORWARD-LOOKING STATEMENTS AND RISK FACTORS. This section discusses how certain forward-looking statements made by us throughout the MD&A and in the financial statements are based on our present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.
         o OVERVIEW. This section provides a general description of our business, as well as recent developments that we believe are important in understanding the results of operations and to anticipate future trends in those operations.
         o RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the three months ended March 31, 2006 compared to the same period in 2005. A brief description is provided of transactions and events, including any related party transactions that affect the comparability of the results being analyzed.
         o LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows for the three months ended March 31, 2006 and 2005.
         o CRITICAL ACCOUNTING POLICIES. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

Caution Concerning Forward-looking Statements and Risk Factors

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

Potential Fluctuations In Periodic Operating Results

Our periodic operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside our control, including: the demand for our products; seasonal trends in purchasing, the amount and timing of capital expenditures and other costs relating to the development of our products; price competition or pricing changes in the industry; technical difficulties or system downtime; general economic conditions, and economic conditions specific to the industry. Our results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at our early stage of development, such accounting treatment can have a material impact on the results for any period. Due to the foregoing factors, among others, it is likely that our operating results will fall below our expectations or those of investors in some future period.

Chairman Has The Power To Make Major Decisions Regarding The Company

The Chairman is the controlling shareholder of the Company, and maintains control of MK Aviation SA, a principal operating subsidiary which owns substantially all the operating assets and liabilities.

Dependence Upon Management

Our future performance and success is dependant upon the efforts and abilities of our Management. To a very significant degree, we are dependent upon the continued services of Mordechay Kraselnick , Chairman of the Board of Directors .. If the Company lost the services of Mr. Kraselnick , or other key employees before we could get qualified replacements that loss could materially adversely affect our business. We do not maintain key man life insurance on any of our Management.

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

Overview of the Company and its Operations

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

On March 31, 2006, MKAC had an aircraft portfolio consisting of 7 engines and 2 aircraft having a total net book value of $5.26 million. 5 engines and 2 aircraft are leased by 7 operators in 5 countries. 2 engines are under interest-bearing purchase contracts.

Aircraft Leasing

On March 31, 2006, the Company's leases are operating leases. Under an operating lease, the Company retains title to the aircraft equipment, thereby retaining the benefit and assuming the risk of the residual value of the aircraft equipment. Operating leases allow airlines greater fleet and financial flexibility, due to the relatively small initial capital outlay necessary to obtain use of the aircraft equipment. Operating lease rates are generally higher than finance lease rates, in part because of the risks associated with the residual value.

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

Employees

At March 31, 2006, the Company had 15 employees in total (excluding consultants), in sales and marketing, finance, technical service, and administration. None of the Company's employees is covered by a collective bargaining agreement and the Company believes its employee relations are satisfactory.

Factors That May Affect Future Results

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

The Company receives all of its lease revenues from assets leased to customers outside the USA. International leases may present risks to the Company, greater to those faced by a solely domestic provider, because certain foreign laws, regulations and judicial procedures may not be as protective of a lessor's rights as those laws in the United States. All leases require payment in US dollars. If the lessees' currency devalues against the US dollar, the lessees could possibly encounter difficulties in making their lease payments. Recourse would depend on local laws and courts. In addition, political instability abroad and changes in international policy also present risk of expropriation of the Company's leased assets. Furthermore, some countries have currency and exchange laws regulating the international transfer of currencies.

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

Results of Operations - Comparison between the first Quarters ended March 31, 2006 and 2005

Revenues.

Differences in Sales of Leased Assets reflect the differences in the proceeds received for the underlying assets, and may vary widely between periods. In Q1 2006, revenues are generated by the sale of one aircraft for net proceeds of $5,050,000. In Q1 2005, revenues are generated by the sale of three engines for net proceeds of $50,000.

Operating lease revenues may also vary widely between periods, depending on when a lease will expire, the price of a replacement asset, differences in lease rates, whether leases are renewed, and related transaction timings. In Q1 2006, lease revenues declined by $130,500 to $548,700 due to a combination of changes in values of leased assets, lease rates, and related transaction timings to arrange renewals and replacements.

Cost of leased assets.

Differences in Cost of assets sold reflect the differences in the costs of the underlying assets, and may vary widely between periods. In Q1 2006, the cost of the aircraft sold including related agent fees was $4,607,000. In Q1 2005, the cost of the engines sold including related agent fees was $349,000.

Selling, General and Administrative Expenses.

SGA costs increased by $326,000 to $559,000 in Q1 2006 due to the addition of overheads from the Fintel group acquired in late 2005, and an increase in overheads for the aviation group. Primarily, the cost increases are: increased staffing costs of $179,000; increased professional fees of 122,000; increased travel costs of $15,000; and increased office related costs of $10,000.

Cost of penalty stock issued

A cost of $145,500 in Q1 2006 arises from the issuance of 116,385 common shares to Chinese investees during Q1 2006. The penalty was incurred on account of the inability of the Company to maintain a minimum trade price for the stock based on its earnings, per contractual arrangements.

Depreciation Expense

Depreciation expense decreased to $428,000 in Q1 2006, due to the combination of increases in assets, and changes in the estimates for useful lives and residual values for older assets.

Other Income and Expenses.

Interest costs decreased by $100,000 to $10,100 in Q1 2006, due to large payments made to reduce in average outstanding principal on long term debt.

Interest income is generated on short-term investments, and by trading various commodities. Profits decreased by $7,390 in 2006, due to lower trading volumes and lower margin per trade.

Income taxes

The provision of $14,000 for Income Taxes in Q1 2006, is made to estimate a current reserve for taxes under generally accepted accounting principles, including FAS 5, Accounting for Contingencies.

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

The Company's primary use of funds is for the purchase of equipment for lease. Total purchases were $1.67 million in Q1 2006, which were financed by cash reserves.

Inflation

In the opinion of management, inflation has not had a material effect on the Company's financial condition or results of its operations

Trends and uncertainties

Management believes there are no known trends, events, or uncertainties that could, or reasonably be expected to, adversely affect the Company's liquidity in the short and long terms, or its net sales, revenues, or income from continuing operations.

The Company's operations are not affected by seasonal factors.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments: revenue recognition; allowance for doubtful accounts; legal contingencies; income taxes; stock-based compensation; asset impairment.

Revenue Recognition

In accordance with generally accepted accounting principles ("GAAP") in the United States, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collection of the resulting receivable is reasonably assured. Noted below are brief descriptions of the product or service revenues that the Company recognizes in the financial statements contained herein.

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

Amounts collected prior to satisfying the above revenue recognition criteria are included in deferred revenue.

Allowance for doubtful accounts

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

Legal contingencies

We are currently involved in legal proceedings, which are discussed in Part II,
Item 1, to this Form 10-QSB. We record liabilities related to pending litigation when an unfavorable outcome is probable and we can reasonably estimate the amount of loss. We have not recorded liabilities for certain pending litigation because of the uncertainties related to assessing both the amount and the probable outcome of those claims. As additional information becomes available, we continually assess the potential liability related to pending litigation. While we currently believe that the liabilities recorded on our balance sheet are sufficient to cover pending litigation for which an unfavorable outcome is probable and the amount of loss can be reasonably estimated, the outcome of litigation is inherently uncertain, and there can be no assurance that such estimates will be accurate or that, in the future, additional reserves will not be required.

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

We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. The tax liabilities are reflected net of realized tax loss carry forwards. We adjust these reserves upon specific events; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when the contingency has been resolved and the liabilities are no longer necessary.

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

For stock options, we elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

For other items paid for by common stock, the value of the transaction is determined by the value of the goods or services received, measured at the time of the transaction. The corresponding stock value, used to determine the number of share to be issued, is the value of the average price for the 20 to 30 days prior to the transaction date.

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

During the three months ended March 31, 2006, there were no changes in our internal accounting controls or in other factors that materially affected our internal controls over financial reporting.

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

The complete list of parties named in the case are noted in the Company's 10-KSB for fiscal year 2005, filed upon April 26, 2006, which is incorporated by reference herein.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.


    date           type        amount                  person                  consideration          transaction
    ----           ----        ------                  ------                  -------------          -----------
  1-Feb-06     common share     11,283              R. Gorthuis                  $ 14,668               Salary
  1-Feb-06     common share      4,003                 R. Yan                     $ 4,166               Salary
  1-Feb-06     common share      3,753    TWC Corporation Services Limited        $ 3,642          Settlement of debts
  1-Feb-06     common share      9,685              Bok, Wai Kee                  $ 9,398          Settlement of debts
  1-Feb-06     common share      1,028            Ng, Yu Yan Betty                  $ 998          Settlement of debts
 10-Feb-06     common share     54,539            Mr. Lu Zhao Hui                $ 68,174      Increase investment holdings
 10-Feb-06     common share     61,846              Mr. Song Lin                 $ 77,308      Increase investment holdings

The number of shares issued was based on the average closing price of our common shares on the OTCBB during the quarter ended March 31, 2006. The shares were exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, pursuant to Rule 903, as a sale by the issuer in an offshore transaction. No underwriting or other commissions were paid in connection with the issuance of these shares. No forms of conversion or exercise options are attached to the shares.


Item 3.  Defaults Upon Senior Securities.

None.


Item 4.  Submission of Matters to a Vote of Security Holders.

Matters for a vote of security holders were submitted to security holders in the Company's Proxy Statement, filed upon December 6, 2005. The remainder of the information required by this item is incorporated by reference to the Company's Proxy Statement.


Item 5.  Other Information.

None.

Item 6.  Exhibits

The following list describes the exhibits filed as part of this Report on Form 10-QSB.

Exhibit
Number       Note   Description of Document
------       ----   -----------------------

3.1           (1)   Articles of Incorporation of Financial Telecom Limited
                    (USA), Inc.
3.2           (1)   Amended and Restated Bylaws of Financial Telecom Limited
                    (USA), Inc.
10.1          (1)   Agreement between Hong Kong Futures Exchange Limited and
                    Financial Telecom Limited
10.2          (1)   Market Service Datafeed Agreement between Stock Exchange
                    Information Services Limited and Financial Telecom
                    Limited
10.3          (2)   Option agreement dated December 14, 2004 between Fintel
                    Group Limited and shareholders of Shanghai Longterms
                    Technology Limited.
10.4          (2)   Option agreement dated January 5, 2005 between Fintel Group
                    Limited and shareholders of Beijing JCL Technology Commerce
                    Limited.
10.5          (2)   Option agreement dated January 20, 2005 between Fintel Group
                    Limited and shareholders of Shanghai Qianhou Computer
                    Technology Limited.
10.6          (2)   Independent contractor agreement between Fintel Group
                    Limited and Mr. Sam Chong Keen.
10.7          (2)   Independent contractor agreement between Fintel Group
                    Limited and Info Media Company.
10.8          (2)   Independent contractor agreement between Fintel Group
                    Limited and China Digital Distribution Limited.
10.9          (3)   Sales and purchase agreement dated March 25, 2005 between
                    Fintel Group Limited and shareholders of Enjoy Media
                    Holdings Limited
10.10         (4)   Sales and purchase agreement dated April 25, 2005 between
                    Fintel Group Limited and shareholders of Beijing Genial
                    Technology Co. Ltd.
10.11         (4)   Option agreement dated March 7, 2005 between Fintel Group
                    Limited and shareholders of Beijing Sinoskyline technology
                    Trading Co. Ltd.
14.1          (9)   Code of Ethics
16.1          (7)   Change in Certifying Accountants
17.1          (6)   Correspondence on departure of Directors
20.1          (8)   Proxy Statement dated December 6, 2005
21.1          (9)   Subsidiaries of the registrant
24.1          (5)   Power of Attorney
31.1          (5)   Certification of Chief Executive Officer, pursuant to 18
                    U.S.C. Section 1350, as adopted pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002
31.2          (5)   Certification of Chief Financial Officer, pursuant to 18
                    U.S.C. Section 1350, as adopted pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002
32.1          (5)   Certification of Officers, pursuant to 18 U.S.C. Section
                    1350, as adopted pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002
______________________

(1) Incorporated herein by reference to the registrant's initial Registration Statement on Form 10-SB (File No. 000-50760) filed on May 13, 2004.
(2) Incorporated herein by reference to the registrant's Annual Report on Form 10-KSB (File No. 000-50760) filed April 15, 2005.
(3) Incorporated herein by reference to the registrant's Quarterly Report of Form 10-QSB (File No. 000-50760) filed May 6, 2005.
(4) Incorporated herein by reference to the registrant's Quarterly Report of Form 10-QSB (File No. 000-50760) filed August 6, 2005.
(5)  Filed herewith.
(6) Incorporated herein by reference to the registrant's Current Report on Form 8K/A (File No. 000-50760) filed November 29, 2005.
(7) Incorporated herein by reference to the registrant's Current Report on Form 8K/A (File No. 000-50760) filed January 25, 2006.
(8) Incorporated herein by reference to the registrant's Proxy Statement (File No. 000-50760) filed December 6, 2005.
(9) Incorporated herein by reference to the registrant's Annual Report on Form 10-KSB (File No. 000-50760) filed April 26, 2006.

SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                MKA Capital, Inc

Date:  May 15, 2006
                                                              By: /s/ David Chen
                                                       -------------------------
                                                                      David Chen
                                                         Chief Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                               MKA Capital, Inc

Date:  May 15, 2006
                                                             By: /s/ David Chen
                                               --------------------------------
                                                                     David Chen
                                           Chief Executive Officer and Director

Date:  May 15, 2006
                                                       By:  /S/ Ronald Gorthuis
                                                     --------------------------
                                                                Ronald Gorthuis
                                                        Chief Financial Officer

Date:  May 15, 2006
                                                  By:  /S/ Mordechay Kraselnick
                                                     --------------------------
                                                           Mordechay Kraselnick
                                                                       Chairman

Date:  May 15, 2006
                                                      By:  /S/ Ariel Kraselnick
                                                     --------------------------
                                                               Ariel Kraselnick
                                                                       Director