Form 10QSB
period 2006-06-30
Sancon Resources Recovery, Inc.
filed 2006-08-21
CIK 1288195

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2006

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                  For the transition period from ___ to _______

                        Commission file number 000-50760


                         Sancon Resources Recovery, Inc.
        (Exact name of small business issuer as specified in its charter)


          Nevada                                                  58-2670972
(State or other jurisdiction                                    (IRS Employee
of incorporation or organization)                            Identification No.)


                        1507 Greenland Commercial Centre
                    1258 Yuyuan Road, Shanghai, China 200050
                    (Address of principal executive offices)

                                (+86) 21 51553616
                           (Issuer's telephone number)


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

         Common Stock: par value of $0.001; 19,914,348 shares issued and outstanding on June 30, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                             Sancon Resources Recovery, Inc.
                                       FORM 10-QSB


                                          INDEX

                                                                                   PAGE


         Important Notice

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements and Condensed Notes - Quarter Ended June 30, 2006       4

Item 2.  Management's Discussion and Analysis or Plan of Operation                   13

Item 3.  Controls and Procedures                                                     18

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                           18

Item 2.  Changes in Securities and Use of Proceeds                                   19

Item 3.  Default Upon Senior Securities                                              19

Item 4.  Submission of Matters to a Vote of Security Holders                         19

Item 5.  Other Information                                                           19

Item 6.  Exhibits                                                                    20

         Signatures                                                                  21




Important Notice

The 10QSB and the financial statements have not been reviewed by US auditor. It is subject to changes after auditor's review. Should any material changes on the 10QSB, we will file amended 10QSB thereafter.




PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                             SANCON RESOURCES RECOVERY, INC.
                      CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                        UNAUDITED


                                                                          IN US DOLLARS

                                                                          JUNE 30, 2006
ASSETS
       Current assets
           Cash and cash equivalents                                      $     104,423
           Trade receivables                                                     35,531
           Inventory, net                                                         3,598
           Other current assets                                                   5,550
                                                                          -------------
                                                                                149,102

       Fixed assets, net                                                        236,371

                                                                          -------------
           TOTAL ASSETS                                                   $     385,473
                                                                          =============

LIABILITIES
       Current liabilities
           Trade payables                                                 $      39,877
           Tax payables                                                           2,218
           Mortgage Loans                                                        13,727
           Shareholders' loan                                                   300,954
           Other payables                                                        66,828
                                                                          -------------
                                                                                423,604
STOCKHOLDERS' EQUITY (DEFICIENCY)
       Share Capital
           Authorized: 500,000,000 common shares, having a
           par value of $0.001 per share
           Issued and Outstanding: 19,914,348 shares                             19,914
       Additional paid-in capital                                                    --
       Other comprehensive loss                                                  (6,827)
       Retained Deficit                                                         (51,218)
                                                                          -------------
                                                                                (38,131)

                                                                          -------------
           TOTAL LIABILITIES, MINORITY INTEREST, STOCKHOLDERS' EQUITY     $     385,473
                                                                          =============


            The accompanying notes an integral of these financial statements



                                             SANCON RESOURCES RECOVERY, INC.
                                             CONSOLIDATED STATEMENT OF INCOME
                                                        UNAUDITED


                                                                                  IN US DOLLARS

                                                         THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                            2006              2005              2006              2005

SALES                                                  $    172,725           157,361      $    286,047           488,623
     Cost of sales                                           90,618           168,201           141,345           412,777
                                                       ------------      ------------      ------------      ------------
     Net gross profit/(loss)                                 82,107           (10,840)          144,702            75,846

Operating Expenses
     Depreciation                                            12,380             2,947            19,689             5,885
     Selling, General and Administrative                     75,725            46,819           146,428            85,356
                                                       ------------      ------------      ------------      ------------

OPERATING LOSS                                               (5,998)          (60,606)          (21,415)          (15,395)

Other Income (Expense)
     Other income                                             1,452               316             2,050               604
     Interest expense                                          (749)               --              (757)               --
                                                       ------------      ------------      ------------      ------------
                                                                703               316             1,293               604
                                                       ------------      ------------      ------------      ------------

Gain/(loss) before discontinued operation                    (5,295)          (60,290)          (20,122)          (14,791)

Discontinued Operation
          Gain on Disposal of Subsidiary                     18,041                --            18,041                --

                                                       ------------      ------------      ------------      ------------
NET GAIN/(LOSS) BEFORE MINORITY INTEREST AND TAXES           12,746           (60,290)           (2,081)          (14,791)

     Income tax expense                                          --               183             2,206               183

                                                       ------------      ------------      ------------      ------------
NET OPERATING GAIN/(LOSS)                                    12,746           (60,473)           (4,287)          (14,974)
                                                       ============      ============      ============      ============

Earnings per share
     Basic and fully diluted gain/(loss) per share     $     0.0008           (0.0041)          (0.0003)          (0.0010)
     Weighted average shares outstanding                 16,587,771        14,897,215        15,751,782        14,897,215

                             The accompanying notes an integral of these financial statements



                              CONSOLIDATED STATEMENTS OF CASH FLOW
                                            UNAUDITED


                                                                         IN US DOLLARS
                                                                    SIX MONTHS ENDED JUNE 30
                                                                     2006              2005
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                   $     (4,287)          (14,974)
     Adjustments to reconcile net loss to net cash flows
     provided by (used in) operating activities:
        Depreciation and amortization                                 19,689             5,885
        Gain on disposal of investment / subsidiary                  (18,041)               --
        Changes in current assets and liabilities:
           Decrease (increase) in trade receivables                   35,472               493
           Decrease (increase) in inventory                           (3,598)           (5,018)
           Increase (decrease) in trade payable                       (4,180)             (703)
           Increase (decrease) in other current liabilities           23,259            17,872
                                                                ------------      ------------
        NET CASH FLOWS USED IN OPERATING ACTIVITIES                   48,314             3,555

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                             (150,182)               --
     Cash acquired due to acquisitions                                71,564                --
     Cash decreased due to disposal of subs                          (67,807)               --
                                                                ------------      ------------
                                                                    (146,425)               --

CASH FLOWS FROM FINANCING ACTIVITIES
     Shareholders' loan                                              140,813           (15,992)
     Return of mortgage loans                                         (1,888)               --
                                                                ------------      ------------
                                                                     138,925           (15,992)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                               (4,755)              979

INCREASE (DECREASE) IN CASH                                           36,059           (11,458)

     Cash balance at start of period                                  68,364            41,099
                                                                ------------      ------------
     Cash balance at end of period                              $    104,423            29,641
                                                                ============      ============

Supplemental information for Cash Expenses
     Cash paid for Interest Expenses                            $       (757)               --
                                                                ------------      ------------

                The accompanying notes an integral of these financial statements


                                               6

                         Sancon Resources Recovery, Inc.
            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       For the period ended June 30, 2006
                                   (Unaudited)


Note 1.  Nature of Operations

Sancon Resources Recovery, Inc. ("Sancon", or "the Company", or "we", or "us") is registered in good standing under Chapter 78 of the Nevada Statutes, and its common stock is traded on the OTCBB under the symbol SRRY.OB. Sancon is an industrial recycling company with operations based in Melbourne Australia and Hong Kong (SAR) China. Sancon aims to provide solutions to today's soaring raw material cost for manufactures and assists in solving our environmental problems.

The Sancon group comprises the following companies:

Registered Name                                              Domicile    Owner      %      Status
(business is conducted under the registered names)                                 held

Digital Financial Service Limited                           Hong Kong    Sancon     100   Inactive
Sancon Recycling Pty Ltd                                    Australia    Sancon     100    Active

Note 2.  Basis of Presentation

(a) Condensed Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of Sancon management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for periods are not necessarily indicative of results for the entire year. These condensed financial statements and accompanying notes should be read in conjunction with our annual financial statements and the notes thereto for the year ended Dec 31, 2005, included in our Annual Report on Form 10KSB, filed with the Securities and Exchange Commission.

(b) Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include all of the accounts of the Company and all of the subsidiaries under its control as of and for the period ended June 30, 2006 and 2005. All material inter-company balances and transactions have been eliminated in consolidation.

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

Note 3. Business Combination and Corporate Restructure

Effective May 26, 2006, a business combination occurred between Sancon Recycling Pty Ltd. ("SRPL") and the Company. The combination was effected an exchange of shares, the Company would exchange its seventy-five percent (75%) equity stake in MK Aviation, S.A. (hereinafter referred to as "MKA") with one hundred percent (100%) equity stake in SRPL held by Mr. Jack Chen, Mr. Yiu Lo Chung and Mr. Guy Waters, ("the Shareholders"). Meanwhile, the Shareholders exchanged its seventy-five percent (75%) equity stake in MK Aviation, S.A. with 14,897,215 shares of the Registrant's common stock from Mr. Kraselnick and associated parties.

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

Effective with the Agreement, the current shareholders of Sancon Resources Recovery, Inc. will own 14,897,215 shares of the company voting common stock or 74.28% of the Registrant's 20,030,370 issued and outstanding voting common stock.

All references to common stock, share and per share amounts have been retroactively restated to reflect the exchange of 100 shares of SRPL common stock for 14,897,215 shares of the Sancon's common stock outstanding immediately prior to the merger as if the exchange had taken place as of the beginning of the earliest period presented.

The accompanying financial statements present the historical financial condition, results of operations and cash flows of Sancon prior to the merger with the company.

A change in name for the combined entity was contemplated at the time of combination. Subsequent to the combination, effective August 4, 2006, the listed company, MKA Capital Inc., changed its name to Sancon Resources Recovery, Inc.

A summarized financial position for the acquired company, Sancon, at the acquisition date, is provided below.

                                MKA Capital Inc.
                     Summary Statement of Financial Position
                                 At May 31, 2006

Cash                                                             $      71,564
Other current assets                                                    13,593
Depreciable tangible assets                                                  0
Current liabilities                                                   (180,493)
                                                                 -------------
Net Assets acquired                                              $     (95,336)
                                                                 =============

The accompanying financial statements present on a consolidated basis the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The following unaudited condensed combined pro forma results of operations reflect the pro forma combination of SRPL and the company as if the combination had occurred at the beginning of the periods presented, compared with the actual results of operations of SRPL for the same period. The unaudited pro forma condensed combined results of operations do not purport to represent what the companies' combined results of operations would have been if the transaction had occurred at the beginning of the periods presented, and are not necessarily indicative of the company's future results.

                                                             OPERATING RESULT FOR THE
                                                             SIX MONTHS ENDED JUNE 30,
                                                             2006              2005
                                                          HISTORICAL         PRO FORMA

Sales                                                    $    286,047           488,623
Cost of sales                                                 141,345           412,777
                                                         ------------      ------------
Net gross profit/(loss)                                       144,702            75,846
Operating Expenses                                            166,117           207,354
                                                         ------------      ------------
Operating Loss                                                (21,415)         (131,508)
Other Income (Expense)                                          1,293               604
Discontinued Operation                                         18,041                 0
                                                         ------------      ------------
Net gain/(loss) before minority interest and taxes             (2,081)         (130,904)
Income tax expense                                              2,206               183
                                                         ------------      ------------
Net Operating gain/(loss)                                      (4,287)         (131,087)
                                                         ============      ============

       Basic and fully diluted gain/(loss) per share     $    (0.0003)          (0.0010)

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

Note 5(b).Property, Equipment, and Furnishings

Property, equipment, and furnishings are stated at cost, less accumulated depreciation. These assets are depreciated under declining-balance method down to nil residual values by multiplying annual rates as follows:

            Plant and equipment                                      20.0%
            Motor Vehicles                                           22.5%
            Fixture and Fittings                                     22.0%

Note 5(c). Impairment of Long-lived assets

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

Note 5(d). Foreign Currency Translation

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

Note 5(e). Earnings Per Share

Basic earnings per share ("EPS") is calculated using net earnings (the numerator) divided by the weighted-average number of shares outstanding (the denominator) during the reporting period. Diluted EPS includes the effect from potentially dilutive securities. Diluted EPS is equal to basic EPS for all periods presented, as the Company has no potentially dilutive securities.

Note 5(f). Revenue Recognition

Sales revenue is recognised when the significant risks and rewards of the ownership of goods have been transferred to the buyers. No revenue is recognised if there are significant uncertainties regarding the recovery of the consideration due, the possible return of goods, or when the amount of revenue and the costs incurred or to be incurred in respect of the transaction cannot be measured reliably.

Note 5(g). Income Taxes

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

The Company operates in several countries. As a result, we are subject to numerous domestic and foreign tax jurisdictions and tax agreements and treaties among the various taxing authorities. Our operations in these jurisdictions are taxed on various bases: income before taxes, deemed profits and withholding taxes based on revenue. The calculation of our tax liabilities involves consideration of uncertainties in the application and interpretation of complex tax regulations in a multitude of jurisdictions across our global operations.

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

The Company has U.S. federal net operating loss carry forwards of approximately $300,000 that expire in 2024. However, as a result of the acquisition, the amount of net operating loss carry forward available to be utilized in reduction of future taxable income was reduced pursuant to the change in control provisions of Section 382 of the Internal Revenue Code.

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

Note 5(h). Allowance for Doubtful Accounts

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

Note 5(i). Long-term Investments

Long-term investments in equities are recorded at cost, using the cost method of accounting for investments in equities.

Note 5(j) Segment Information

The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. As of the period ended 30 June 2006, the Company only executes the recycling business.

Note 5 (k) Comprehensive Income

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

Note 5(l)  Reclassifications

Certain reclassifications have been made in prior years' financial statements to conform with classifications used in the current year.

Note 5(m)  Stock based payments

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

Effective January 1, 2006, the beginning of SRPL's first fiscal quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements for granted stock options, since the related purchase discounts exceeded the amount allowed under SFAS 123R for non-compensatory treatment. Compensation expense recognized included: the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R; and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated, as provided for under the modified-prospective method.

As of December 31, 2005 and June 30, 2006, the Company did not issue or make provision through the issuance of stock options to employees and directors.

Note 8.  Concentrations, Contingencies, and Commitments

(a). Concentrations

International Risks. The Company has focused on business in overseas markets, which the Company believes present opportunities. A business with a foreign lessee is subject to risks related to the economy of the country or region in which such lessee is located, which may be weaker than the U.S. economy. On the other hand, a foreign economy may remain strong even though the U.S. economy does not. A foreign economic downturn may impact a foreign lessee's ability to make business payments, even though the U.S. and other economies remain stable. Furthermore, foreign lessees are subject to risks related to currency conversion fluctuations.

Foreign laws, regulations and judicial procedures may be more or less protective of lessor rights than those which apply in the United States. The Company could experience collection or repossession problems related to the enforcement of its business agreements under foreign local laws and the remedies in foreign jurisdictions. The protections potentially offered by Section 1110 of the Bankruptcy Code do not apply to non-U.S. carriers, and applicable local law may not offer similar protections.

The Company operates in one business segment, recycling of materials, primarily foreign, and therefore does not present separate segment information for lines of business.

(b). Commitments

The Company leases office space in Hong Kong and Australia. The lease for Australia expires in 2008, and Hong Kong in 2007. Based upon existing leases, without renewals, the minimum lease payments up to expiry are as follows:

          2006                                               $    38,147
          2007                                               $    71,150
          2008                                               $    31,974
                                                             -----------
          Total                                              $   141,271
                                                             ===========

(c). Contingencies

(i) Possible penalty stock

The investments acquired in the combination with MKA Captial, Inc. ("MKAC") (see note 3 above) carry contingent obligations on the part of the investor. The consideration issued by MKAC to acquire the investments was the common stock of MKAC (which are now Sancon shares following the business combination). The obligation of the investor is to issue additional Sancon shares to the investee when the traded price of Sancon shares falls below a floor price for an extended period of time. The number of shares to be issued is determined by the formula in the agreements, and will depend on the traded price of the shares at the time the investee requests additional shares. The timing of the potential penalty will depend on when the investee makes his request, which can be anytime following the anniversary date of the investment transaction. However, the amount of the obligation, and the shares to be issued, are amortized over the following three years, and therefore the contingent annual expense is approximately 1/3 the total cost of the penalty. The future price is unknown, and therefore the actual value of the contingent obligation is unknown at this time.

The anniversary dates of all investments occur during 2006, and currently Sancon's stock is trading below the floor price. Should the investees invoke the penalty clauses, Sancon could be obligated to issue more common stock. During the quarter ended June 30 2006, Sancon has signed agreements with several investees to waive off such obligations while quit our investments in these investees. At the time of filing this 10QSB report, management estimates the total number shares Sancon could be obligated to issue is 300,000 common shares.

Note 9. Depreciable Assets

(a) Property, equipment and furnishings

Property, equipment and furnishings are stated at cost, less accumulated depreciation and any impairment in value. The carrying values are reviewed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Impairment losses are recognized in the income statement.

                                      Plant and                Office
                                      Machinery   Vehicles   equipment    Total
          At June 30, 2006
          Cost                          242,499     21,538     15,851    279,888
          Accumulated depreciation       32,403      6,221      4,893     43,517
                                      ------------------------------------------
          Net carrying value            210,096     15,317     10,958    236,371
                                      ==========================================

Note 10.  Stock-based Payments

The Company settled payment for salaries to officers by issuing Company stock at the fair values of the goods or service received. During Q2 2006, 21,733 shares were subscribed by officers as payment for salaries, valued at $21,000 and charged to Selling, General and Administrative expense. The number of shares issued was determined by the average trading price for the 30 days prior to the transaction. No options, warrants, or conversion rights are attached to the shares.

Note 11   Disposal of subsidiary

In June of 2006, Fintel Group Limited, a 100% owner of subsidiary of Sancon Resources Recovery, Inc., was disposal to China Digital Distribution Limited. According to the sales agreement, China Digital Distribution Limited purchase 78 Common Shares, representing 100% of total outstanding shares of FGL for the aggregated agreed consideration of US$ 10,000 in cash or payment for and on behalf of Sancon Resouces Recovery, Inc.

Note 12   Mortgage loan

In 2005 year, the company purchased a vehicle by mortgage loan from Toyota Financial Service. The totally amount of the loan is $16,882.93 with payment term of sixty (60) months. The annual interest rate is seven point ninty-nine percent (7.99%). The install payment of each 59 months is $277.96 and the final installment of $5,000.

Note 13.  Shareholders' loan

The shareholders' loan is due to Mr. Jack Chen, CEO and director of the Company. The loan is unsecured, and no payment term and without interest bearing.

Note 14.  Subsequent Events

None

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Item 2(a). Discussion for the Interim Operations and Financial Condition

Introduction

Management's discussion and analysis of results of operations and financial condition ("MD&A") is provided as a supplement to the accompanying financial statements and footnotes to help provide an understanding of our financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

         o Caution concerning forward-looking statements and risk factors. This section discusses how certain forward-looking statements made by us throughout the MD&A and in the financial statements are based on our present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.
         o Overview. This section provides a general description of our business, as well as recent developments that we believe are important in understanding the results of operations and to anticipate future trends in those operations.
         o Results of operations. This section provides an analysis of our results of operations for the three months and six months ended June 30, 2006 compared to the same period in 2005. A brief description is provided of transactions and events, including any related party transactions that affect the comparability of the results being analyzed.
         o Liquidity and capital resources. This section provides an analysis of our financial condition and cash flows for the six months ended June 30, 2006 and 2005.
         o Critical accounting policies. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

Dependence Upon Management

Our future performance and success is dependant upon the efforts and abilities of our Management. To a very significant degree, we are dependent upon the continued services of Jack Chen, CEO & Director of the Company . If the Company lost the services of Mr. Chen, or other key employees before we could get qualified replacements that loss could materially adversely affect our business. We do not maintain key man life insurance on any of our Management.

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

Overview of the Company and its Operations

Sancon Resources Recovery, Inc. is an industrial waste recycling company with operations based in Australia, Hong Kong and China. Sancon currently exports more than 25,000 tons of recycled industrial waste material annually to its processing partners and manufacturers in China. Sancon's main operations and services include industrial eco-friendly consulting, collection and reprocess of recyclable materials such as plastic, cardboard, and paper before its re-entry into manufacture cycles as raw materials. The use of recycled material is both environmentally friendly and is a key part of today's competitive manufacturing process to lower costs. As China gains global manufacturing dominance and oil price soars, Chinese manufacturers are increasingly turning to recycled materials to lower costs, resulting tremendous demand for recycled materials import. The major markets for Sancon are Chinese manufacturers located mainly in the provinces of Guangdong, Zhejiang and Fujian in China.

THE TREND IN CHINESE MARKET

The Chinese demand for secondary plastics and recycled plastics already runs into 8 million tons per year according to China's State Environmental Protection Agency. Our near-term growth strategy is to first strengthen our relationships with our existing major suppliers in Japan and the USA to offer large selection of plastic products; secondly, we aim to increase our processing capacity for plastic materials at our existing facilities in Australia for export to China. The well established trust on quality control of the recycled materials with Sancon's customers in China, and our aggressive expansion plans laid the groundwork firmly for long-term growth.

SANCON'S VISIONS AND GOALS

The long-term objective of Sancon is to seek and develop further alternative resources recovery solutions, which will protect our environment and maximize sustainable usage for industrial waste materials. At Sancon we believe reducing the environmental impact of manufactured products is through both professional services offered to manufacturers and commercial entities to increase recyclability of waste materials, and efficient redeployment of waste materials.

SERVICES OFFERED TO OUR CLIENTS

Sancon strives to take an all-inclusive approach to provide eco-friendly solutions leading to the sustainable use of waste materials. Our services include collection from manufacturing and commercial sites, re-process waste materials to increase recyclability, end-of-life disassembly, redeployment of recyclable materials, and destruction of sensitive materials and products

COMPETITION

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

But the management have identified several key points which will give Sancon the competitive edge in the market place:

1) Sancon offers large selection of plastic raw materials to our customers.
2) With our operations in Melbourne Australia and new processing facility opened up in Sydney, Sancon will cut out the middle man by selling direct to our partners and customs in China to protect our company's profit margin.
3) Hong Kong trading operation will source recycled materials globally for to meet the increasing demand from our customers in China.
4) Working closely with more processing partners in China will add value to our products 5) Industry know-how and management team's ability to ensure all major milestones are achieved.

EMPLOYEES

At June 30, 2006, the Company had 10 employees in total (excluding consultants), in sales and marketing, finance, logistic, and administration. None of the Company's employees is covered by a collective bargaining agreement and the Company believes its employee relations are satisfactory.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The business in which the Company is engaged is capital supportive. Accordingly, the Company's ability to execute its business strategy and to sustain its operations depends upon its ability to maintain or procure capital. There can be no absolute assurance the necessary amount of capital will continue to be available to the Company on favorable terms, or at all. The Company's inability to obtain sufficient capital or to renew its credit facilities would limit the Company's ability to: (i) add new equipment to its portfolio, (ii) fund its working capital needs, and (iii) finance possible future acquisitions. The Company's access to capital may have a material adverse effect on the Company's business, financial condition and/or results of operations.

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

As a public company, Sancon is subject to certain regulatory requirements including, but not limited to, compliance with Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX404"). Such compliance results in significant additional costs to the Company by increased audit and consulting fees, and the time required by management to address the regulations. The SEC has recently delayed the implementation date of SOX404 for non-accelerated filers until the fiscal year ended December 31, 2007. However, should the Company successfully fulfill its plans to procure financing and expand its operations, the Company may come under the accelerated filer definition, and be required to comply with SOX404 during 2006. In any case, such costs will likely affect adversely the Company's business, financial condition and results of operations.

Results of Operations - Comparison between the three and six months ended June 30, 2006 and same periods of 2005

Sales

Sales are generated by the sale of recyclable materials. The sales in Q2 2006 were $172,725, representing a 9.8% increased compared to the sales of $157,361 in same period of 2005. The sales for six months ended on June 30 for year 2006 were $286,047, representing 41.5% decrease compared to the sales amount of $488,623 in the same period of 2005. The decrease is mainly due to less processing time when the Company was busy with installing new machinery during the first 3 months of 2006.

Cost of Sales

The cost of sales is the direct cost for sale of the recycling materials. In Q2 2006, the cost of the recyclable materials was $90,618. It is 77.6% decrease as compared to the cost of sales of $168,201 in Q2 2005. The significant decrease of cost of sales is mainly due to that the Company processing more high value added materials during the quarter ended June 30 2006. The cost of sales for six months ended on June 30 for year 2006 and 2005 were $141,345 and $412,777 respectively. Apart from the reason mentioned above, the decrease of cost of sales is also due to the decrease of sales.

Selling, General and Administrative Expenses

SGA expenses increased by $28,906 or 61.7% to $75,725 in Q2 2006 compared to the same period of 2005, which is due to increased rent and salaries expenses. SGA expenses increased by $61,071 or 71.5% to $146,427 during six months period ended on June 30, 2006 compared with the same period of year 2005.

Depreciation Expense

Depreciation expense increased to $12,380 in Q2 2006 from $2,947 in same period of 2005. The expenses increased from $5,885 to $19,689 during six months period ended on Jun 30, 2006 compared with same period in year 2005. The increases were due to the purchase of plant and machinery.

Interest Expenses

The interest expenses in 2006 represent the interest for the mortgage loan. Please see Note 12 for details.

Discontinued Operation

Discontinued operation in Q2, 2006 represent the gain on disposal of Fintel Group Limited, a wholly owned subsidiary of Sancon.

Liquidity and Capital Resources

As shown in the accompanying financial statements, we incurred a net loss of $4,287 for the six months ended June 30, 2006. In addition, our working capital is negative $274,502 and the Company still suffered accumulated loss of $51,218 and net liability of $38,131 as of June 30 2006. Our ability to continue as a going concern depends on the success of our plan to seek funding sources and the success of our future operations.

Operating Activities
The net cash obtained by operating activities from the six months period ended on June 30, 2006 amounted to $48,314 compared to $3,555 in the same period of year 2005. The increased cash flow from operating activities was mainly due to the decrease of trade receivables of $35,472, the increase of other current liabilities of $23,259 and depreciation of $19,689, netting off gain on disposal of subsidiary $18,041, increase of inventory of $3,598 and decrease of trade payable of $4,180.

Investing Activities
Net cash used in investing activities amounted to $146,425 during the six months period ended on June 30, 2006 compared to zero during the same period of year 2005. The net cash flow primarily consisted of the cash inflow due to acquire of MKAC of $71,564 and the cash outflow resulting from the purchase of property and equipment of $150,182 and the disposal of subsidiary.

Financing Activities

Net cash obtained by financing activities amounted to $138,925 during the six months period ended on June 30, 2006 compared to net cash used by financing activities of $15,992 during the same period of year 2005. The increased net cash flow was due to the increase of shareholders' loan to the Company of $140,813, netting of return of mortgage loan of $1,888.

The Company has financed its growth by utilizing cash reserves and loan from directors. Loan from directors usually was unsecured, and no payment term and without interest bearing. The Company's primary use of funds is for the purchase of equipment for operation and for the purchase of inventory.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments: allowance for doubtful accounts; income taxes; stock-based compensation; asset impairment.

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

The Company operates in several countries. As a result, we are subject to numerous domestic and foreign tax jurisdictions and tax agreements and treaties among the various taxing authorities. Our operations in these jurisdictions are taxed on various bases: income before taxes, deemed profits and withholding taxes based on revenue. The calculation of our tax liabilities involves consideration of uncertainties in the application and interpretation of complex tax regulations in a multitude of jurisdictions across our global operations.

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

During the six months ended June 30, 2006, there were no changes in our internal accounting controls or in other factors that materially affected our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Unregistered Sales of Equity Securities and Use of Proceeds.

   date          type         amount                 person                 consideration           transaction

                                                                                  $
 1-Feb-06    common share      11,283             R. Gorthuis                  14,668                  Salary
                                                                                  $
 1-Feb-06    common share       4,003                R. Yan                    4,166                   Salary
                                                                                  $



 1-Feb-06    common share       3,753   TWC Corporation Services Limited       3,642            Settlement of debts
                                                                                  $
 1-Feb-06    common share       9,685             Bok, Wai Kee                 9,398            Settlement of debts
                                                                                  $
 1-Feb-06    common share       1,028           Ng, Yu Yan Betty                  998           Settlement of debts
                                                                                  $
10-Feb-06    common share      54,539           Mr. Lu Zhao Hui                68,174       Increase investment holdings
                                                                                 $
10-Feb-06    common share      61,846             Mr. Song Lin                 77,308       Increase investment holdings
                                                                                 $
25-May-06    common share    (54,539)           Mr. Lu Zhao Hui               (68,174)      Decrease investment holdings
                                                                                 $
25-May-06    common share    (61,846)             Mr. Song Lin                (77,308)      Decrease investment holdings
25-May-06    common share     13,110              R. Gorthuis                 $ 12,668                 Salary
                                                                                 $
25-May-06    common share     8,623                  R. Yan                    8,623                   Salary

The number of shares issued was based on the average closing price of our common shares on the OTCBB during the six months ended June 30, 2006. The shares were exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, pursuant to Rule 903, as a sale by the issuer in an offshore transaction. No underwriting or other commissions were paid in connection with the issuance of these shares. No forms of conversion or exercise options are attached to the shares.

Item 2   Changes in Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

Matters for a vote of security holders were submitted to security holders in the Company's Proxy Statement, filed upon December 6, 2005. The remainder of the information required by this item is incorporated by reference to the Company's Proxy Statement.

Item 5.  Other Information.

None.

Item 6.  Exhibits

The following list describes the exhibits filed as part of this Report on Form 10-QSB.

Exhibit
Number       Note   Description of Document

3.1           (1)   Articles of Incorporation of Financial Telecom Limited
                    (USA), Inc.
3.2           (1)   Amended and Restated Bylaws of Financial Telecom Limited
                    (USA), Inc.
10.1          (1)   Agreement between Hong Kong Futures Exchange Limited and
                    Financial Telecom Limited
10.2          (1)   Market Service Datafeed Agreement between Stock Exchange
                    Information Services Limited and Financial Telecom Limited
10.3          (2)   Option agreement dated December 14, 2004 between Fintel
                    Group Limited and shareholders of Shanghai Longterms
                    Technology Limited.
10.4          (2)   Option agreement dated January 5, 2005 between Fintel Group
                    Limited and shareholders of Beijing JCL Technology Commerce
                    Limited.
10.5          (2)   Option agreement dated January 20, 2005 between Fintel Group
                    Limited and shareholders of Shanghai Qianhou Computer
                    Technology Limited.
10.6          (2)   Independent contractor agreement between Fintel Group
                    Limited and Mr. Sam Chong Keen.
10.7          (2)   Independent contractor agreement between Fintel Group
                    Limited and Info Media Company.
10.8          (2)   Independent contractor agreement between Fintel Group
                    Limited and China Digital Distribution Limited.
10.9          (3)   Sales and purchase agreement dated March 25, 2005 between
                    Fintel Group Limited and shareholders of Enjoy Media
                    Holdings Limited
10.10         (4)   Sales and purchase agreement dated April 25, 2005 between
                    Fintel Group Limited and shareholders of Beijing Genial
                    Technology Co. Ltd.
10.11         (4)   Option agreement dated March 7, 2005 between Fintel Group
                    Limited and shareholders of Beijing Sinoskyline technology
                    Trading Co. Ltd.
14.1          (9)   Code of Ethics
16.1          (7)   Change in Certifying Accountants
16.2         (10)   Incorporated herein by reference to registrant's Current
                    Report on Form 8K/A (File No. 000-50760) filed July 7, 2006.
17.1          (6)   Correspondence on departure of Directors
20.1          (8)   Proxy Statement dated December 6, 2005
21.1          (5)   Subsidiaries of the registrant
24.1          (5)   Power of Attorney
31.1          (5)   Certification of Chief Executive Officer, pursuant to 18
                    U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2          (5)   Certification of Chief Financial Officer, pursuant to 18
                    U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1          (5)   Certification of Officers, pursuant to 18 U.S.C. Section
                    1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------------------

(1) Incorporated herein by reference to the registrant's initial Registration Statement on Form 10-SB (File No. 000-50760) filed on May 13, 2004.
(2) Incorporated herein by reference to the registrant's Annual Report on Form 10-KSB (File No. 000-50760) filed April 15, 2005.
(3) Incorporated herein by reference to the registrant's Quarterly Report of Form 10-QSB (File No. 000-50760) filed May 6, 2005.
(4) Incorporated herein by reference to the registrant's Quarterly Report of Form 10-QSB (File No. 000-50760) filed August 6, 2005.
(5)  Filed herewith.
(6) Incorporated herein by reference to the registrant's Current Report on Form 8K/A (File No. 000-50760) filed November 29, 2005. (7) Incorporated herein by reference to the registrant's Current Report on Form 8K/A (File No. 000-50760) filed January 25, 2006.
(8) Incorporated herein by reference to the registrant's Proxy Statement (File No. 000-50760) filed December 6, 2005. (9) Incorporated herein by reference to the registrant's Annual Report on Form 10-KSB (File No. 000-50760) filed April 26, 2006.
(10) Incorporated herein by reference to the registrant's Current Report on Form 8K/A (File No. 000-50760) filed July 7, 2006.

SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Sancon Resources Recovery, Inc.

Date:  August 18, 2006
                                                               By: /s/ Jack Chen
                                                 -------------------------------
                                                                       Jack Chen
                                                         Chief Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                 Sancon Resources Recovery, Inc.

Date:  August 18, 2006
                                                              By: /s/ David Chen
                                                 -------------------------------
                                                                      David Chen
                                                                        Chairman

Date:  August 18, 2006
                                                              By:  /s/ Jimmy Yiu
                                                      --------------------------
                                                                       Jimmy Yiu
                                                                        Director

Date:  August 18, 2006
                                                           By:  /s/ Helen Bouzas
                                                      --------------------------
                                                                    Helen Bouzas
                                                            Independent Director

Date:  August 18, 2006
                                                            By:  /s/ Cong Yuanli
                                                      --------------------------
                                                                      Cong Yuanl
                                                            Independent Director

Date:  August 18, 2006
                                                              By:  /s/ Jack Chen
                                                      --------------------------
                                                                      Jack. Chen
                                                                        Director