Form 10QSB
period 2006-09-30
Sancon Resources Recovery, Inc.
filed 2006-11-16
CIK 1288195

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                               For the quarterly period ended SEPTEMBER 30, 2006

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

                                (+61) 3 97922555
                           (Issuer's telephone number)


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

         Common Stock: par value of $0.001; 19,914,348 shares issued and outstanding on September 30, 2006.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

                                     Sancon Resources Recovery, Inc.
                                               FORM 10-QSB


                                                  INDEX

                                                                                                       PAGE
                  Important Notice                                                                       1

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements and Condensed Notes - Quarter Ended September 30, 2006            2

Item 2.           Management's Discussion and Analysis or Plan of Operation                             11

Item 3.           Controls and Procedures                                                               17

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                                     18

Item 2.           Changes in Securities and Use of Proceeds                                             18

Item 3.           Default Upon Senior Securities                                                        18

Item 4.           Submission of Matters to a Vote of Security Holders                                   18

Item 5.           Other Information                                                                     18

Item 6.           Exhibits                                                                              19

                  Signatures                                                                            20




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



PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                  SANCON RESOURCES RECOVERY, INC.

                           CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                             UNAUDITED

                                                                                  IN US DOLLARS


                                                                               SEPTEMBER 30, 2006
ASSETS
        Current assets
             Cash and cash equivalents                                         $         138,531
             Trade receivables                                                            61,519
             Advance to suppliers                                                        205,424
             Other current assets                                                         39,777
                                                                               -----------------
                                                                                         445,251

        Computer Software                                                                    447
        Fixed assets, net                                                                232,960
                                                                               -----------------
             TOTAL ASSETS                                                      $         678,658
                                                                               =================

LIABILITIES
        Current liabilities
             Trade payables                                                    $         106,871
             Tax payables                                                                  2,238
             Mortgage Loans                                                               13,849
             Shareholders' loan                                                          510,457
             Other payables                                                               60,329
                                                                               -----------------
                                                                                         693,744
STOCKHOLDERS' EQUITY (DEFICIENCY)
        Share Capital
             Authorized: 500,000,000 common shares, having a
             par value of $0.001 per share
             Issued and Outstanding: 19,914,348 shares                                    19,914
        Other comprehensive loss                                                          (5,468)
        Retained Deficit                                                                 (29,532)
                                                                               -----------------
                                                                                         (15,086)
                                                                               -----------------
             TOTAL LIABILITIES, MINORITY INTEREST, STOCKHOLDERS' EQUITY        $         678,658
                                                                               =================


The accompanying notes is an integral of these financial statements.



                                           SANCON RESOURCES RECOVERY, INC.

                                           CONSOLIDATED STATEMENT OF INCOME
                                                       Unaudited

                                                                                        in US Dollars

                                                  Three Months Ended September       Nine Months Ended September 30,
                                                                 30,
                                                      2006              2005              2006              2005
                                                 ------------      ------------      ------------      ------------
Sales                                            $  1,647,138           161,509      $  1,933,185           650,132
     Cost of sales                                  1,451,405           102,143         1,592,750           514,920
                                                 ------------      ------------      ------------      ------------
     Net gross profit/(loss)                          195,733            59,366           340,435           135,212

Operating Expenses
     Depreciation                                       9,072             3,474            28,761             9,359
     Selling, General and Administrative              168,898            63,248           315,327           148,604
                                                 ------------      ------------      ------------      ------------

Operating Loss                                         17,763            (7,356)           (3,653)          (22,751)

Other Income (Expense)
     Other income                                       4,306               163             6,356               767
     Interest expense                                    (383)             (807)           (1,140)             (807)
                                                 ------------      ------------      ------------      ------------
                                                        3,923              (644)            5,216               (40)
                                                 ------------      ------------      ------------      ------------

Gain/(loss) before discontinued operation              21,686            (8,000)            1,563           (22,791)

Discontinued Operation
          Gain on Disposal of Subsidiary                   --                --            18,041                --

                                                 ------------      ------------      ------------      ------------
Net gain/(loss) before minority interest and
   taxes                                               21,686            (8,000)           19,604           (22,791)

     Income tax expense                                    --                --             2,206               183

                                                 ------------      ------------      ------------      ------------
Net Operating gain/(loss)                              21,686            (8,000)           17,398           (22,974)
                                                 ============      ============      ============      ============

Earnings per share
     Basic and fully diluted gain/(loss)
       per share                                 $      0.001            (0.001)     $      0.001            (0.002)
     Weighted average shares outstanding           19,914,348        14,897,215        17,149,432        14,897,215


The accompanying notes is an integral of these financial statements.



                                SANCON RESOURCES RECOVERY, INC.

                              CONSOLIDATED STATEMENTS OF CASH FLOW
                                           Unaudited


                                                                        in US Dollars

                                                                    2006              2005
                                                                Nine months ended September 30
Cash Flows from Operating Activities
     Net Loss                                                    $  17,398        (22,974)
     Adjustments to reconcile net loss to net cash flows
     provided by (used in) operating activities:
         Depreciation and amortization                              28,761          9,359
         Gain on disposal of investment / subsidiary               (18,041)            --
         Changes in current assets and liabilities:
            Decrease (increase) in trade receivables                 9,485         18,968
            Decrease (increase) in advance to suppliers           (205,423)            --
            Decrease (increase) in inventory
            Decrease (increase) in other current assets            (34,226)       (16,388)
            Increase (decrease) in trade payable                    62,814        (31,208)
            Increase (decrease) in other current liabilities        16,779         23,047
                                                                 ---------      ---------
         Net cash flows used in operating activities              (122,453)       (19,196)

Cash Flows from Investing Activities
       Purchase of property and equipment                         (156,290)       (18,024)
       Cash acquired due to acquisitions                            71,564             --
       Cash decreased due to disposal of subs                      (67,807)            --
                                                                 ---------      ---------
                                                                  (152,533)       (18,024)

Cash Flows from Financing Activities
       Shareholders' loan                                          350,315         13,271
       Return of mortgage loans                                     (1,766)            --
                                                                 ---------      ---------
                                                                   348,549         13,271

Effect of exchange rate changes on cash                             (3,396)           967

The accompanying notes is an integral of these financial statements.


                                               4

                         SANCON RESOURCES RECOVERY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                              Unaudited (Continued)


Increase (decrease) in Cash                            70,167           (22,982)

     Cash balance at start of period                   68,364            41,099
                                                    ---------         ---------
     Cash balance at end of period                  $ 138,531            18,117
                                                    =========         =========

Supplemental information for Cash Expenses
       Cash paid for Interest Expenses              $    (757)               --
                                                    ---------         ---------

The accompanying notes is an integral of these financial statements.

                         Sancon Resources Recovery, Inc.
            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     For the period ended September 30, 2006
                                   (Unaudited)


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

The Sancon group comprises the following companies:

                                                                                      %
Registered Name                                                 Domicile     Owner   held   Status
(business is conducted under the registered names)

Digital Financial Service Limited ("DFSL" hereinafter)         Hong Kong    Sancon   100    Active
Sancon Recycling Pty Ltd                                       Australia    Sancon   100    Active
Guang Cheng Int'l Trading Ltd. ("Guang Cheng" hereinafter)     Hong Kong    Sancon   100    Active

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

(b) Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include all of the accounts of the Company and all of the subsidiaries under its control as of and for the period ended September 30, 2006 and 2005. All material inter-company balances and transactions have been eliminated in consolidation.

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

                                MKA Capital Inc.
                     Summary Statement of Financial Position
                                 At May 31, 2006

         Cash                                                $  71,564
         Other current assets                                   13,593
         Depreciable tangible assets                                 0
         Current liabilities                                  (180,493)
                                                             ---------
         Net Assets acquired                                 $ (95,336)
                                                             =========

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

                                                            OPERATING RESULT FOR THE
                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                             2006               2005
                                                          HISTORICAL          PRO FORMA
                                                         -----------         -----------
Sales                                                    $ 1,933,185             650,132
Cost of sales                                              1,592,750             514,920
                                                         -----------         -----------
Net gross profit/(loss)                                      340,435             135,212
Operating Expenses                                           344,088             334,861
                                                         -----------         -----------
Operating Loss                                                (3,653)           (199,649)
Other Income (Expense)                                         5,216                 (40)
Discontinued Operation                                        18,041                   0
                                                         -----------         -----------
Net gain/(loss) before minority interest and taxes            19,604            (199,689)
Income tax expense                                             2,206                 183
                                                         -----------         -----------
Net Operating gain/(loss)                                     17,398            (199,872)
                                                         ===========         ===========

       Basic and fully diluted gain/(loss) per share     $     0.001              (0.013)


Note 4.  Recent pronouncements regarding accounting standards

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006.

In March 2006, FASB issued SFAS 156 "Accounting for Servicing of Financial Assets" this Statement amends FASB Statement No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, with respect to the accounting for separately recognized servicing assets and servicing liabilities.

This Statement:

1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3. Permits an entity to choose "Amortization method" or "Fair value measurement method" for each class of separately recognized servicing assets and servicing liabilities.

4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

In September 2006, FASB issued SFAS 157 `Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the effect of this pronouncement on financial statements.

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

Note 5(j) Segment Information

The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. As of the period ended 30 September 2006, the Company only executes the recycling business.

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

As of December 31, 2005 and September 30, 2006, the Company did not issue or make provision through the issuance of stock options to employees and directors.

Note 6. Concentrations, Contingencies, and Commitments

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

(b). Commitments

The Company leases office space in Hong Kong and Australia. The lease for Australia expires in 2008, and Hong Kong in 2007. Based upon existing leases, without renewals, the minimum lease payments up to expiry are as follows:

            2006                                        $      19,074
            2007                                        $      71,150
            2008                                        $      31,974
                                                        -------------
            Total                                       $     103,124
                                                        =============

Note 7. Depreciable Assets

(a) Property, equipment and furnishings

Property, equipment and furnishings are stated at cost, less accumulated depreciation and any impairment in value. The carrying values are reviewed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Impairment losses are recognized in the income statement.

                                       Plant and Machinery     Vehicles     Office Equipment      Total
      At September 30, 2006
      Cost                              247,648                 21,730          16,599            285,977
      Accumulated Depreciation           40,292                  7,159           5,566             53,017
                                        -----------------------------------------------------------------
      Net Carrying Value                207,356                 14,571          11,033            232,960
                                        =================================================================

Note 8. Mortgage loan

In 2005 year, the company purchased a vehicle by mortgage loan from Toyota Financial Service. The totally amount of the loan is $16,882.93 with payment term of sixty (60) months. The annual interest rate is seven point ninty-nine percent (7.99%). The install payment of each 59 months is $277.96 and the final installment of $5,000.

Note 9. Shareholders' loan

The shareholders' loan was due to Mr. Jack Chen, CEO and director of the Company, Mr. Cheng Guangliang, shareholder of the Company and Jimmy Yiu, directors of the Company. The loan from Mr. Jack Chen was unsecured, and no payment term and without interest bearing.

The loans from Mr. Cheng Guangliang and Jimmy Yiu have 2-year maturity term with interest rate 5% per annum. Interests shall be paid every year. And the loans were convertible to the restricted shares of the Company with convertible price of $ 0.39 per share.

Note 10. Subsequent Events

None

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Item 2(a). Discussion for the Interim Operations and Financial Condition

Introduction

Management's discussion and analysis of results of operations and financial condition ("MD&A") is provided as a supplement to the accompanying financial statements and footnotes to help provide an understanding of our financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

         o Caution concerning forward-looking statements and risk factors. This section discusses how certain forward-looking statements made by us throughout the MD&A and in the financial statements are based on our present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.
         o Overview. This section provides a general description of our business, as well as recent developments that we believe are important in understanding the results of operations and to anticipate future trends in those operations.
         o Results of operations. This section provides an analysis of our results of operations for the three months and Nine months ended September 30, 2006 compared to the same period in 2005. A brief description is provided of transactions and events, including any related party transactions that affect the comparability of the results being analyzed.
         o Liquidity and capital resources. This section provides an analysis of our financial condition and cash flows for the nine months ended September 30, 2006 and 2005.
         o Critical accounting policies. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

EMPLOYEES

At September 30, 2006, the Company had 10 employees in total (excluding consultants), in sales and marketing, finance, logistic, and administration. None of the Company's employees is covered by a collective bargaining agreement and the Company believes its employee relations are satisfactory.

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

Results of Operations - Comparison between the three and Nine months ended September 30, 2006 and same periods of 2005

Sales

Sales are generated by the sale of recyclable materials. The sales in Q3 2006 were $1,647,138, representing a 920% increase compared to the sales of $161,509 in same period of 2005. The sales for nine months ended on September 30 for year 2006 were $1,933,185, representing 197% increase compared to the sales amount of $650,132 in the same period of 2005. The sharp increases were mainly due to the significant sales amount contributed from DFSL and Guangcheng, which started their operation in Q3 2006. During the 3 months ended September 30, 2006, the Company set up its wholly-owned subsidiary Guangcheng in Hong Kong and restructured DFSL's business. The both companies are engaged in recycling material trading business.

Cost of Sales

The cost of sales is the direct cost for sale of the recycling materials. In Q3 2006, the cost of the recyclable materials was $1,451,405. It is 1,321% increase as compared to the cost of sales of $102,143 in Q2 2005. The significant increase of cost of sales is in line with the sales during the quarter ended September 30 2006. The cost of sales for nine months ended on September 30 for period ended 2006 and 2005 were $1,592,750 and $514,920 respectively. The gross margin dropped significantly due to the significant portion of trading business added in the quarter ended September 30, 2006, with lower margin as compared to its processing operations.

Selling, General and Administrative Expenses ("SG&A expenses")

SG&A expenses increased by $168,898 or 167% to $63,248 in Q3 2006 compared to the same period of 2005, which is due to increased rent, salaries expenses and other general expenses. SG&A expenses increased by $166,723 or 112% to $315,327 during nine months period ended on September 30, 2005 compared with the same period of year 2006. The significant increase of SG&A expenses are mainly resulted from the increment of SG&A expenses in DFSL and Guangcheng due to their newly started business during this quarter ended September 30, 2006.

Depreciation Expense

Depreciation expense increased to $9,072 in Q3 2006 from $3,474 in same period f 2005. The expenses increased from $9,359 to $28,761 during nine months period nded on September 30, 2005 compared with same period in year 2006. The increases were due to the purchase of plant and machinery in Q2, 2006.

Interest Expenses

The interest expenses in 2006 represent the interest for the mortgage loan. Please see Note 8 for details.

Discontinued Operation

Discontinued operation in Q2, 2006 represent the gain on disposal of Fintel Group Limited, a wholly owned subsidiary of Sancon.

Liquidity and Capital Resources

As shown in the accompanying financial statements, the Company still suffered accumulated loss of 29,532 as of September 30, 2006. In addition, our working capital is negative $248,493. Our ability to continue as a going concern depends on the success of our plan to seek funding sources and the success of our future operations.

Operating Activities

The net cash used by operating activities from the nine months period ended on September 30, 2006 amounted to $122,453 compared to $19,196 in the same period of year 2005. The net cash outflow from operating activities was mainly due to the increase of cash advance to suppliers $205,423, increase of other current assets of $34,226 and gain on disposal of $18,041 and netting of net operating gain of $17,398, depreciation and amortization of 28,761, decrease of trade receivables of 9,458 and increase of trade payable and other current liabilities of $79,593.

Investing Activities

Net cash used in investing activities amounted to $152,533 during the nine months period ended on September 30, 2006 compared to $18,024 during the same period of year 2005. The net cash outflow primarily consisted of the cash outflow resulting from the purchase of property and equipment of $156,290 and cash decreased due to disposal of subsidiary of $67,807, and netting of the cash inflow due to acquire of MKAC of $71,564.

Financing Activities

Net cash obtained by financing activities amounted to $348,549 during the nine months period ended on September 30, 2006 compared to net cash obtained by financing activities of $13,271 during the same period of year 2005. The net cash inflow was due to the increase of shareholders' loan to the company of $337,044, netting of return of mortgage loan of $1,766.

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

During the Nine months ended September 30, 2006, there were no changes in our internal accounting controls or in other factors that materially affected our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Unregistered Sales of Equity Securities and Use of Proceeds.

    date          type          amount                person                 consideration           transaction
----------    ------------     -------   --------------------------------    -------------     ----------------------------
  1-Feb-06    common share      11,283             R. Gorthuis                  $ 14,668                  Salary
  1-Feb-06    common share       4,003                R. Yan                    $  4,166                  Salary
  1-Feb-06    common share       3,753   TWC Corporation Services Limited       $  3,642            Settlement of debts
  1-Feb-06    common share       9,685             Bok, Wai Kee                 $  9,398            Settlement of debts
  1-Feb-06    common share       1,028           Ng, Yu Yan Betty               $    998            Settlement of debts
 10-Feb-06    common share      54,539           Mr. Lu Zhao Hui                $ 68,174       Increase investment holdings
 10-Feb-06    common share      61,846             Mr. Song Lin                 $ 77,308       Increase investment holdings
 25-May-06    common share     (54,539)           Mr. Lu Zhao Hui               $(68,174)      Decrease investment holdings
 25-May-06    common share     (61,846)             Mr. Song Lin                $(77,308)      Decrease investment holdings
 25-May-06    common share      13,110              R. Gorthuis                 $ 12,668                 Salary
 25-May-06    common share       8,623                R. Yan                    $  8,332                 Salary

The number of shares issued was based on the average closing price of our common shares on the OTCBB during certain periods. The shares were exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, pursuant to Rule 903, as a sale by the issuer in an offshore transaction. No underwriting or other commissions were paid in connection with the issuance of these shares. No forms of conversion or exercise options are attached to the shares.

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

                                                 Sancon Resources Recovery, Inc.

Date:  November 13, 2006
                                                               By: /s/ Jack Chen
                                                 -------------------------------
                                                                       Jack Chen
                                                         Chief Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                 Sancon Resources Recovery, Inc.

Date:  November 13, 2006
                                                              By: /s/ David Chen
                                                 -------------------------------
                                                                      David Chen
                                                                        Chairman

Date:  November 13, 2006
                                                              By:  /s/ Jimmy Yiu
                                                      --------------------------
                                                                       Jimmy Yiu
                                                                        Director

Date:  November 13, 2006
                                                           By:  /s/ Helen Bouzas
                                                      --------------------------
                                                                    Helen Bouzas
                                                            Independent Director

Date:  November 13, 2006
                                                            By:  /s/ Cong Yuanli
                                                      --------------------------
                                                                      Cong Yuanl
                                                            Independent Director

Date:  November 13, 2006
                                                              By:  /s/ Jack Chen
                                                      --------------------------
                                                                      Jack. Chen
                                                                        Director