Form 10QSB/A
period 2006-09-30
Sancon Resources Recovery, Inc.
filed 2006-12-18
CIK 1288195

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2006
                                               ------------------

[_]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                  For the transition period from _______ to _______

                        Commission file number 000-50760
                                               ---------

                         Sancon Resources Recovery, Inc.
                         -------------------------------
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

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         Sancon Resources Recovery, Inc.
                                   FORM 10-QSB


                                      INDEX

                                                                            PAGE


          Important Notice

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements and Condensed Notes - Quarter Ended
             September 30, 2006 (Unaudited)

Item 2.   Management's Discussion and Analysis or Plan of Operation

Item 3.   Controls and Procedures

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities and Use of Proceeds

Item 3.   Default Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits

          Signatures

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                         SANCON RESOURCES RECOVERY, INC.

                           CONSOLIDATED BALANCE SHEET
                                    UNAUDITED

                                                              SEPTEMBER 30, 2006
ASSETS
       Current assets
           Cash and cash equivalents                                  $ 136,967
           Trade receivables                                             61,516
           Advance to suppliers                                         205,424
           Other current assets                                          41,416
                                                                      ---------
                                                                        445,323

       Fixed assets, net                                                230,412
                                                                      ---------
           TOTAL ASSETS                                               $ 675,735
                                                                      =========
           LIABILITIES & STOCKHOLDERS DEFICIT
LIABILITIES
       Current liabilities
           Trade payables                                             $ 109,484
           Auto Loan                                                     13,279
           Due to related parties                                       521,951
           Other payables                                                72,428
                                                                      ---------
                                                                        717,142
STOCKHOLDERS' DEFICIT
       Share Capital
           Authorized: 500,000,000 common shares, having a
           par value of $0.001 per share
           Issued and Outstanding: 19,914,348 shares                     19,914
       Additional paid-in capital                                            --
       Other comprehensive loss                                          (6,769)
       Accumulated Deficit                                              (54,552)
                                                                      ---------

           Total Stockholders' Deficit                                  (41,407)
                                                                      ---------
           TOTAL LIABILITIES,& STOCKHOLDERS' DEFICIT                  $ 675,735
                                                                      =========


      The accompanying notes are an integral of these financial statements.


                                          SANCON RESOURCES RECOVERY, INC.

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     Unaudited

                                                     Three Month Periods Ended          Nine Month Periods
                                                            September 30,               Ended September 30,
                                                    ----------------------------     ----------------------------
                                                        2006            2005             2006            2005
                                                    ------------    ------------     ------------    ------------
Sales, net                                          $  1,589,117         193,630     $  1,875,230         664,143
     Cost of sales                                     1,377,465         124,627        1,538,112         550,506
                                                    ------------    ------------     ------------    ------------
     Gross profit                                        211,652          69,003          337,118         113,637

Operating Expenses
     Depreciation                                         11,993           3,683           32,088          10,111
     Selling, General and Administrative                 141,318          92,558          290,750         167,156
                                                    ------------    ------------     ------------    ------------
     Total operating expenses                             96,241         177,267
                                                    ------------    ------------     ------------    ------------
                                                                                          153,311         322,838
                                                                                     ------------    ------------
Operating income (loss)                                   58,341         (27,238)          14,280         (63,630)

Other Income (Expense)
     Other income                                          3,808               0            4,453             604
     Interest expense                                          0             162            1,406             163
                                                    ------------    ------------     ------------    ------------
     Total other income                                    3,808             162            5,859             767
                                                    ------------    ------------     ------------    ------------

Net income (loss) before discontinued operation           62,149         (27,076)          20,139         (62,863)

Discontinued Operation
          Gain on Disposal of Subsidiary                      --              --           18,041              --

                                                    ------------    ------------     ------------    ------------
Net income (loss) before income taxes                     62,149         (27,076)          38,180         (62,863)

     Income tax expense                                    9,051              --            9,051              --

                                                    ------------    ------------     ------------    ------------
Net income (loss)                                   $     53,098    $    (27,076)    $     29,129    $    (62,863)
                                                    ============    ============     ============    ============

Earnings per share
     Basic and diluted earnings/(loss) per share    $      0.003    $     (0.002)    $      0.002    $     (0.004)
                                                    ============    ============     ============    ============
     Weighted average shares outstanding              19,914,348      14,897,215       17,139,304      14,897,215
                                                    ============    ============     ============    ============

                       The accompanying notes are an integral of these financial statements.






                                SANCON RESOURCES RECOVERY, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOW
                                           Unaudited

                                                                      Nine month periods ended
                                                                            September 30

                                                                        2006          2005
                                                                      ---------     ---------
Cash Flows from Operating Activities
      Net income (loss)                                               $  29,129     $ (62,863)
      Adjustments to reconcile net income (loss)
       to net cash flows provided by
       (used in) operating activities:
         Depreciation and amortization                                   32,088        10,111
         Gain on disposal of investment/subsidiary                      (18,041)           --
         Changes in current assets and liabilities:
           Decrease (increase) in trade receivables                       8,739        14,085
           Decrease (increase) in advance to suppliers                 (205,424)           --
           Decrease (increase) in inventory                               4,816            --
           Decrease (increase) in other current assets                  (10,905)        9,215
           Increase (decrease) in trade payable                          15,617        17,880
           Increase (decrease) in other current liabilities              22,634        15,214
                                                                      ---------     ---------
         Net cash flows provided by (used in) operating activities     (121,347)        3,642

Cash Flows from Investing Activities
      Purchase of property and equipment                               (179,178)      (44,806)
      Cash acquired due to acquisitions                                  71,564            --
      Cash decreased due to disposal of subs                            (67,807)           --
                                                                      ---------     ---------
           Net cash flows used in investing activities                 (175,421)      (44,806)

Cash Flows from Financing Activities
      Shareholders' loan                                                374,532        22,630
      Return of auto loans                                               (2,475)           --
                                                                      ---------     ---------
           Net cash flows provided by financing activities              372,057        22,630
                                                                      ---------     ---------

Effect of exchange rate changes on cash                                  (5,904)       (4,613)
                                                                      ---------     ---------
Increase (decrease) in Cash & cash equivalents                           69,385       (23,147)

      Cash & cash equivalents - balance at start of period               67,583        41,099
                                                                      ---------     ---------
      Cash & cash equivalents - balance at end of period              $ 136,967     $  17,951
                                                                      =========     =========

Supplemental information for Cash Expenses
      Interest paid                                                   $      --     $      --
                                                                      =========     =========
      Income tax paid                                                 $   2,191     $      --
                                                                      =========     =========



             The accompanying notes are an integral of these financial statements.

                         Sancon Resources Recovery, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     For the period ended September 30, 2006
                                   (Unaudited)



Note 1.  Nature of Operations

Sancon Resources Recovery, Inc. ("Sancon", or "the Company", or "we", or "us") is registered in Nevada Statutes,.. Sancon is an industrial recycling company with operations based in Melbourne Australia and Hong Kong (SAR) China. Sancon aims to provide solutions to today's soaring raw material cost for manufactures and assists in solving our environmental problems.


The Sancon group comprises the following companies:

Registered Name                                                      Domicile      %     Status
(business is conducted under the registered names)                                       Ownership
Digital Financial Service Limited ("DFSL" hereinafter)               Hong Kong     100   Active
Sancon Recycling Pty Ltd                                             Australia     100   Active
Guang Cheng Int'l Trading Ltd. ("Guang Cheng" hereinafter)           Hong Kong     100   Active

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

(b)      Principles of Consolidation

The accompanying unaudited consolidated financial statements include all of the accounts of the Company and all of the subsidiaries under its control as of and for the period ended September 30, 2006 and 2005. All material inter-company balances and transactions have been eliminated in consolidation.


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

The exchange of shares with SRPL has been accounted for as a reverse acquisition under the purchase method of accounting since the stockholders of the SRPL obtained control of the consolidated entity. Accordingly, the acquisition has been recorded as a recapitalization of SRPL, with SRPL being treated as the continuing entity. The historical financial statements presented are those of SRPL for the nine month periods ended September 30, 2006 and 2005 and of the Company form the acquisition date through September 30, 2006. The continuing company has retained December 31 as its fiscal year end.

Effective with the Agreement, the current shareholders of Sancon Resources Recovery, Inc. will own 14,897,215 shares of the company's voting common stock or 74.28% of the Registrant's 20,030,370 issued and outstanding voting common stock.

A change in name for the combined entity was contemplated at the time of combination. Subsequent to the combination, effective August 4, 2006, the listed company, MKA Capital Inc., changed its name to Sancon Resources Recovery, Inc.

A summarized financial position for the legal acquirer,, Sancon, at the acquisition date, is provided below.

                     Summary Statement of Financial Position
                                 At May 31, 2006

Cash                                                            $       71,564
Other current assets                                                    13,593
Depreciable tangible assets                                                  0
Current liabilities                                                   (180,493)
                                                                --------------
Net Assets acquired                                             $      (95,336)
                                                                ==============

Note 4.  Recent pronouncements regarding accounting standards

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. Management is currently evaluating the effect of this pronouncement on financial statements.

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

In September 2006, FASB issued SFAS 158 `Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

         a.       A brief description of the provisions of this Statement
         b.       The date that adoption is required
         c. The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN
48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. We are currently in the process of evaluating the expected effect of FIN 48 on our results of operations and financial position.


Note 5. Summary of Significant Accounting Policies

(a) Use of Estimates

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

(b) Property, Equipment, and Furnishings

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

(c) Impairment of Long-lived assets

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

(d) Foreign Currency Translation

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

(e) Earnings Per Share

Basic earnings per share ("EPS") is calculated using net earnings (the numerator) divided by the weighted-average number of shares outstanding (the denominator) during the reporting period. Diluted EPS includes the effect from potentially dilutive securities. Diluted EPS is equal to basic EPS for all periods presented, as the Company has no potentially dilutive securities.

(f) Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognised when the significant risks and rewards of the ownership of goods have been transferred to the buyers. No revenue is recognised if there are significant uncertainties regarding the recovery of the consideration due, the possible return of goods, or when the amount of revenue and the costs incurred or to be incurred in respect of the transaction cannot be measured reliably.

(g) Income Taxes

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

The Company has U.S. federal net operating loss carry forwards that expire in 2024. However, as a result of the acquisition, the amount of net operating loss carry forward available to be utilized in reduction of future taxable income was reduced pursuant to the change in control provisions of Section 382 of the Internal Revenue Code.

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

(h) Allowance for Doubtful Accounts

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

(i) Long-term Investments

Long-term investments in equities are recorded at cost, using the cost method of accounting for investments in equities.

(j) Segment Information

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

Following is a summary of segment information by geographic unit for the nine months period ended September 30, 2006:

                                    Australia      Hongkong        TOTAL

Sales, net                          $477,946       $1,397,284      $1,875,230
Net income (loss)                    (19,502)          48,631          29,129
Total Assets                         387,196          288,539         675,735
Capital Expenditure                  179,178               --         179,178
Depreciation                         $32,088       $       --      $   32,088

Following is a summary of segment information by geographic unit for the nine months period ended September 30, 2005:

                                     Australia     Hongkong        TOTAL

Sales, net                           $664,143      $      --       $  664,143
Net income (loss)                     (62,862)            --          (62,862)
Total Assets                          161,109             --          161,109
Capital Expenditure                    44,806             --           44,806
Depreciation                         $ 10,111      $      --       $   10,111


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

(l) Reclassifications

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

(a) Concentrations

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

(b) Commitments

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

                                   Plant and                Office
                                   Machinery   Vehicles   Equipment     Total
                                   --------    --------    --------    --------
At September 30, 2006

Cost                                247,646      21,730      17,046     286,422
Accumulated Depreciation             43,452       7,020       5,538      56,010
                                   --------    --------    --------    --------

Net Carrying Value                  204,194      14,710      11,508     230,412
                                   ========    ========    ========    ========

Note 8.  Auto Loan

In 2005 year, the company purchased a vehicle by mortgage loan from Toyota Financial Service. The totally amount of the loan is $16,882.93 with payment term of sixty (60) months. The annual interest rate is seven point ninty-nine percent (7.99%). The payment is to be made in 59 equal monthly installments of $277.96 each and the final installment of $5,000.

Note 9.  Due to related parties

The shareholders' loan was due to Mr. Jack Chen, CEO and director of the Company, Mr. Cheng Guangliang, shareholder of the Company and Jimmy Yiu, directors of the Company. The loan from Mr. Jack Chen was unsecured, and no payment term and without interest bearing.

Note 10. Stockholders' equity

On January 25, 2006 the Company affected the reverse stock split of 1:25 shares. All outstanding shares are retroactively restated based on the split.

Following is the summary of shares activity during the nine month period ended September 30, 2006

During the period ended September 30, 2006 the Company issued 37,019 shares against compensation and 14,466 shares against settlement of debt. These shares are recorded on the average closing price of common shares on the OTCBB during this period.


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

Results of Operations - Comparison between the three and Nine months ended September 30, 2006 and same periods of 2005

Sales

Sales are generated by the sale of recyclable materials. The sales in Q3 2006 were $1,589,117, representing a 721% increase compared to the sales of $193,630 in same period of 2005. The sales for nine months ended on September 30 for year 2006 were $1,875,230, representing 182% increase compared to the sales amount of $664,143 in the same period of 2005. The sharp increases were mainly due to the significant sales amount contributed from DFSL and Guangcheng, which started their operation in Q3 2006. During the 3 months ended September 30, 2006, the Company set up its wholly-owned subsidiary Guangcheng in Hong Kong and restructured DFSL's business. The both companies are engaged in recycling material trading business.

Cost of Sales

The cost of sales is the direct cost for sale of the recycling materials. In Q3 2006, the cost of the recyclable materials was $1,377,465. It is 1,005% increase as compared to the cost of sales of $124,627 in Q2 2005. The significant increase of cost of sales is in line with the sales during the quarter ended September 30 2006. The cost of sales for nine months ended on September 30 for period ended 2006 and 2005 were $1,538,112 and $550,506 respectively. The gross margin dropped significantly due to the significant portion of trading business added in the quarter ended September 30, 2006, with lower margin as compared to its processing operations.

Selling, General and Administrative Expenses ("SG&A expenses")

SG&A expenses increased by $48,760 or 53% to $141,318 in Q3 2006 compared to the same period of 2005, which is due to increased rent, salaries expenses and other general expenses. SG&A expenses increased by $123,594 or 74% to $290,750 during nine months period ended on September 30, 2005 compared with the same period of year 2006. The significant increase of SG&A expenses are mainly resulted from the increment of SG&A expenses in DFSL and Guangcheng due to their newly started business during this quarter ended September 30, 2006.

Depreciation Expense

Depreciation expense increased to $11,993 in Q3 2006 from $3,683 in same period of 2005. The expenses increased from $10,111 to $32,088 during nine months period nded on September 30, 2005 compared with same period in year 2006. The increases were due to the purchase of plant and machinery in Q2, 2006.

Discontinued Operation

Discontinued operation in Q2, 2006 represent the gain on disposal of Fintel Group Limited, a wholly owned subsidiary of Sancon.

Liquidity and Capital Resources

As shown in the accompanying financial statements, the Company still suffered accumulated loss of $54,552 as of September 30, 2006. In addition, our working capital is negative $271,819.

Our ability to continue as a going concern depends on the success of our plan to seek funding sources and the success of our future operations.

Operating Activities

The net cash used by operating activities from the nine months period ended on September 30, 2006 amounted to $121,347 compared to $3,642 provided by operating activities in the same period of year 2005. The net cash outflow from operating activities was mainly due to the increase of cash advance to suppliers $205,424, increase of other current assets of $10,905 and gain on disposal of $18,041 and netting of net operating gain of $29,129, depreciation and amortization of 32,088, decrease of trade receivables of 8,739 and increase of trade payable and other current liabilities of $38,251.

Investing Activities

Net cash used in investing activities amounted to $175,421 during the nine months period ended on September 30, 2006 compared to $44,806 during the same period of year 2005. The net cash outflow primarily consisted of the cash outflow resulting from the purchase of property and equipment of $179,178 and cash decreased due to disposal of subsidiary of $67,807, and netting of the cash inflow due to acquisition of MKAC of $71,564.

Financing Activities

Net cash obtained by financing activities amounted to $372,057 during the nine months period ended on September 30, 2006 compared to net cash obtained by financing activities of $22,630 during the same period of year 2005. The net cash inflow was due to the increase of shareholders' loan to the company of $373,532 and return of auto loan of $2,475.

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


PART II.  OTHER INFORMATION

Item 1.  Unregistered Sales of Equity Securities and Use of Proceeds.

    date          type         amount                 person                 consideration           transaction
  1-Feb-06    common share      11,283             R. Gorthuis               $   14,668                  Salary
  1-Feb-06    common share       4,003                R. Yan                 $    4,166                  Salary
  1-Feb-06    common share       3,753   TWC Corporation Services Limited    $    3,642            Settlement of debts
  1-Feb-06    common share       9,685             Bok, Wai Kee              $    9,398            Settlement of debts
  1-Feb-06    common share       1,028           Ng, Yu Yan Betty            $      998           Settlement of debts
 10-Feb-06    common share      54,539           Mr. Lu Zhao Hui             $   68,174       Increase investment holdings
 10-Feb-06    common share      61,846             Mr. Song Lin              $   77,308       Increase investment holdings
 25-May-06    common share     (54,539)          Mr. Lu Zhao Hui             $  (68,174)      Decrease investment holdings
 25-May-06    common share     (61,846)            Mr. Song Lin              $  (77,308)      Decrease investment holdings
 25-May-06    common share      13,110             R. Gorthuis               $   12,668                  Salary
 25-May-06    common share      8,623                 R. Yan                 $    8,332                  Salary

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

Item 5.  Exhibits

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
                 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                 2002
-------------

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

                                                 Sancon Resources Recovery, Inc.

Date:  December 18, 2006
                                                               By: /s/ Jack Chen
                                                --------------------------------
                                                                       Jack Chen
                                                         Chief Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                 Sancon Resources Recovery, Inc.

Date: December 18, 2006
                                                              By: /s/ David Chen
                                                --------------------------------
                                                                      David Chen
                                                                        Chairman

Date: December 18, 2006
                                                               By: /s/ Jimmy Yiu
                                                      --------------------------
                                                                       Jimmy Yiu
                                                                        Director

Date: December 18, 2006
                                                            By: /s/ Helen Bouzas
                                                      --------------------------
                                                                    Helen Bouzas
                                                            Independent Director

Date:  December 18, 2006
                                                             By: /s/ Cong Yuanli
                                                      --------------------------
                                                                      Cong Yuanl
                                                            Independent Director

Date:  December 18, 2006
                                                               By: /s/ Jack Chen
                                                      --------------------------
                                                                      Jack. Chen
                                                                        Director