Form 10KSB
period 2006-12-31
Sancon Resources Recovery, Inc.
filed 2007-04-17
CIK 1288195

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the year period ended    DECEMBER 31, 2006
                                    -----------------

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ____________________

       Commission file number   000-50760
                                ---------

                         SANCON RESOURCES RECOVERY, INC.
              (Exact name of small business issuer in its charter)

               Nevada                                   58-2670972
  (State or other jurisdiction of           (IRS Employer Identification No.)
   incorporation or organization)

                        1507 Greenland Commercial Centre
                    1258 Yuyuan Road, Shanghai, China 200050
                    (Address of principal executive offices)

                                (+61) 3 9574 6767
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:  none

Securities registered under Section 12(g) of the Exchange Act;

     Title of each class:         Name of Exchange on which registered:
        Common Shares                             OTCBB

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of January 30, 2007 was approximately $2.25 million (based upon a closing sale price of $0.45 per share, as reported on the OTCBB).

The issuer's revenues for the fiscal year ended December 31, 2006, were $3.4 million.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock: par value of $0.001; 20,164,996 shares issued and outstanding on December 31, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         Sancon Resources Recovery, Inc.

                                   FORM 10-KSB

                                FISCAL YEAR 2006

TABLE OF CONTENTS


PART I                                                                         3
Item 1.    Description of Business                                             3
Item 2.    Description of Property                                             5
Item 3.    Legal Proceedings                                                   5
Item 4.    Submission of Matters to a Vote of Security Holders                 5


PART II                                                                        5
Item 5.    Market for Common Equity, Related Stockholder Matters, and
              Small Business Issues/purchases of Equity Securities             5
Item 6.    Management's Discussion and Analysis, or Plan of Operation          6
Item 7.    Financial Statements and Supplementary Data                        11
Item 8.    Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                        11
Item 8A.   Controls and Procedures                                            11
Item 8B.   Other Information                                                  11


PART III                                                                      12
Item 9.    Directors, Executives Officers, Promoters and Control Persons.
              Compliance with Section 16(a) of the Exchange Act               12
Item 10.   Executive Compensation                                             14
Item 11.   Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters                                 14
Item 12.   Certain Relationships and Related Transactions                     15
Item 13.   Exhibits                                                           16
Item 14.   Principal Accountant Fees and Services                             17


SIGNATURES                                                                    18

                                  -- PART I --

ITEM 1   DESCRIPTION OF BUSINESS

BUSINESS COMBINATION AND CORPORATE RESTRUCTURING

Effective May 26, 2006, a business combination occurred between Sancon Recycling Pty Ltd. ("SRPL") and MKA Capital Inc. (hereinafter referred to as "MKAC"). The combination was effected by MKAC exchange its seventy-five percent (75%) equity stake in MK Aviation, S.A. (hereinafter referred to as "MKA") for one hundred percent (100%) equity stake in SRPL held by Mr. Jack Chen, Mr. Yiu Lo Chung, Mr. Guy Waters, and associated parties ("the Shareholders"). Meanwhile, the Shareholders exchanged their ownership of seventy-five percent (75%) equity stake in MK Aviation, S.A. with 14,897,215 shares of the Registrant's common stock from Mr. Kraselnick and associated parties.

As a result of the merger, there was a change in control of the public entity MKAC. In accordance with SFAS No. 141, SRPL was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Agreement is a recapitalization of the Company's capital structure. For accounting purposes, SRPL accounted for the transaction as a reverse acquisition and SRPL is the surviving entity. SRPL did not recognize goodwill or any intangible assets in connection with the transaction.

Effective with the Agreement, the Shareholders will own 14,897,215 shares of MKAC voting common stock or 74.28% of the Registrant's 20,030,370 issued and outstanding voting common stock, subject to achieving certain performance targets.

All references to common stock, share and per share amounts have been retroactively restated to reflect the exchange of 100 shares of SRPL common stock for 14,897,215 shares of the MKAC's common stock outstanding immediately prior to the merger as if the exchange had taken place as of the beginning of the earliest period presented.

The accompanying financial statements present the historical financial condition, results of operations and cash flows of SRPL prior to the merger with MKAC. A change in name for the combined entity was contemplated at the time of combination. Subsequent to the combination, effective August 4, 2006, the listed company, MKA Capital Inc., changed its name to Sancon Resources Recovery, Inc (hereinafter referred to as "Sancon").

BUSINESS OF THE ISSUER

OVERVIEW OF THE COMPANY AND ITS OPERATIONS

Sancon Resources Recovery, Inc. is an industrial waste recycling company with operations based in Australia, Hong Kong and China. Sancon currently exports more than 25,000 tons of recycled industrial waste material annually to its processing partners and manufacturers in China. Sancon's main operations and services include industrial waste management consulting, collection and reprocess of recyclable materials such as plastic, cardboard, and paper sourced from suppliers such as Hella, Full Views, Wastech Holdings, Supagas, and Priority etc, before its re-entry into manufacture cycles as raw materials. The use of recycled material is both environmentally friendly and is a key part of today's competitive manufacturing process to lower costs. As China gains global manufacturing dominance and oil price soars, Chinese manufacturers are increasingly turning to recycled materials to lower its costs, resulting tremendous demand for recycled materials import. The major customers for Sancon are Chinese manufacturers and recycled material traders such as Three Rivers, TeamSmart, GwongYan etc, which are located mainly in the Chinese provinces of Guangdong, Zhejiang, Fujian and Hong Kong.

The Sancon group comprises the following companies:


      Registered Name                                                    Domicile      Owner        %      Status
      (business is conducted under the registered names)                                          held
      Digital Financial Service Limited ("DFSL" hereinafter)            Hong Kong      Sancon      100     Active
      Sancon Recycling Pty Ltd                                          Australia      Sancon      100     Active
      Guang Cheng Int'l Trading Ltd. ("Guang Cheng" hereinafter)        Hong Kong      Sancon      100     Active

OUR STRATEGY

The Chinese demand for secondary plastics and recycled plastics already runs into 8 million tons per year according to China's State Environmental Protection Agency. Our near-term growth strategy is to first strengthen our relationships with our existing major suppliers in Japan and the USA to offer large selection of plastic raw materials; secondly, we aim to increase our processing capacity for recycled plastic waste materials at our existing facilities in Australia for export to China. The well established trust on quality control of the recycled materials with Sancon's customers in China, and our aggressive expansion plans laid the groundwork firmly for long-term growth.

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

SERVICES OFFERED TO OUR CLIENTS

Sancon strives to take an all-inclusive approach to provide eco-friendly solutions leading to the sustainable use of waste materials. Our services include collection from manufacturing and commercial sites, re-process waste materials to increase recyclability, end-of-life disassembly, redeployment of recyclable materials, and destruction of sensitive materials and products

OUR DISTRIBUTION METHOD AND CUSTOMERS

As our ending customers are diversified with geographic areas, we distribute our products into certain wholesalers who have wide connection with different customers in certain geographic area. Due to the distribution method, we depend on these distributors which are located in Hong Kong and China, such as Three Rivers, Team Smart, Gwong Yan, China Sanyou Group, Zhejiang Walsar Group, etc.

OUR SUPPLIERS

We collect recyclable raw materials from commercial and industrial suppliers whenever and wherever possible. As a result, our suppliers are quite diversified.

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

But the management have identified several key points which will give Sancon the competitive edge in the market place:
1)    Sancon offers large selection of plastic raw materials to our customers.
2) With our operations in Melbourne Australia and new processing facility opened up in Sydney, Sancon will sell direct to our partners and customs in China to protect our company's profit margin.
3) Hong Kong trading operation will source recycled materials globally for to meet the increasing demand from our customers in China.
4) Working closely with more processing partners in China will add value to our products
5) Industry know-how and management team's ability to ensure all major milestones are achieved.

INTELLECTUAL PROPERTY

None.

EMPLOYEES

At December 31, 2006, the Company had 20 employees in total (excluding consultants), in collection, processing, sales, logistic, finance and administration. There are 10 employees in Australia and 10 employees located in China and Hong Kong. To make our work more efficient, we outsourced a few functions, such as book keeping and administration, to certain professional firms to enable our resource being focused on sales and processing functions.

ITEM 2   DESCRIPTION OF PROPERTY

The Company leases office space in Hong Kong and Australia. The lease for Australia expires in 2008, and Hong Kong in 2007. The Australian Office is located in 7-9 Graham Road Clayton South 3169 VIC Australia, Rental fee, without GST and outgoing is $132000.00 per annum. The size of the whole building is 2,414 square meters. The Hong Kong office is located in Unit 1406A, Nanyang Plaza No. 57 Hung To Road, Kwun Tong Kowloon, Hong Kong. However, we may need to lease other facilities for our future operation purpose

ITEM 3   LEGAL PROCEEDINGS

There is no legal proceeding against us or our directors during fiscal year
2006.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during fiscal year 2006.

                                  -- PART II --

ITEM 5   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's stock is assigned the symbol SRRY.OB and is quoted and traded on the OTCBB.

The range of low to high closing prices on the OTCBB is shown in the table below (rounded to the nearest cent). This information is taken from MSN Money and CSI. Readers should note OTCBB quotations are a reflection of inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not represent actual transactions.

         ----------------------------------------------------------------------------------
                                        FISCAL 2006                     FISCAL 2005
         ----------------------------------------------------------------------------------
         QUARTER                 $ HIGH      $ LOW CLOSING      $ HIGH      $ LOW CLOSING
                              CLOSING PRICE       PRICE      CLOSING PRICE       PRICE
         ----------------------------------------------------------------------------------
         ----------------------------------------------------------------------------------
         First                      2              0.5             4              2
         ----------------------------------------------------------------------------------
         Second                    1.3             0.4             3             1.25
         ----------------------------------------------------------------------------------
         Third                     0.58           0.12             2             1.25
         ----------------------------------------------------------------------------------
         Fourth                    0.25            0.1             2             0.05
         ----------------------------------------------------------------------------------

HOLDERS OF THE COMPANY'S STOCK

The Company has issued common stock only. On December 31, 2006, the total number of holders of record was approximately 524.

DIVIDENDS

We did not pay any cash dividends on our common stock for fiscal year ended on December 31, 2006.

UNREGISTERED SALES OF EQUITY SECURITIES

    date          type         amount                 person                  consideration           transaction

  1-Feb-06    common share      11,283              R. Gorthuis               $     14,668            Compensation
  1-Feb-06    common share       4,003                R. Yan                  $      4,166            Compensation
  1-Feb-06    common share       3,753   TWC Corporation Services Limited     $      3,642        Settlement of debts
  1-Feb-06    common share       9,685             Bok, Wai Kee               $      9,398        Settlement of debts
  1-Feb-06    common share       1,028           Ng, Yu Yan Betty             $        998        Settlement of debts
 10-Feb-06    common share      54,539            Mr. Lu Zhao Hui             $     68,174    Increase investment holdings
 10-Feb-06    common share      61,846             Mr. Song Lin               $     77,308    Increase investment holdings
 25-May-06    common share    (54,539)            Mr. Lu Zhao Hui             $    (68,174)   Decrease investment holdings
 25-May-06    common share    (61,846)             Mr. Song Lin               $    (77,308)   Decrease investment holdings
 25-May-06    common share     13,110               R. Gorthuis               $     12,668            Compensation
 25-May-06    common share     8,623                  R. Yan                  $      8,332            Compensation
 27-Nov-06    common share    250,000           Bear Creek Capital                  27,500           Consulting fee

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

ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion contains forward-looking statements. Forward looking statements are identified by words and phrases such as "anticipate", "intend", "expect" and words and phrases of similar import. We caution investors that forward-looking statements are only predictions based on our current expectations about future events and are not guarantees of future performance. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements due to risks, uncertainties and assumptions that are difficult to predict, including those set forth in Item 1A above. We encourage you to read those risk factors carefully along with the other information provided in this Report and in our other filings with the SEC before deciding to invest in our stock or to maintain or change your investment. We undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law.

You should read this MD&A in conjunction with the Consolidated Financial Statements and Related Notes in Item 7.

OVERVIEW

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

PLAN OF OPERATION

During the next twelve months, we expect to take the following steps in connection with the development of our business and the implementation of our plan of operations:

o We intend to continue with our marketing strategies to deliver our products in China;
o Along with the continued plastic materials products we are now processing, we are also developing to process other materials, such as glasses, electronic materials.
o During the next twelve months, the Company expects to set up new processing center in China.
o During the next twelve months, the Company is planning to raise additional US$1-2 million cash to facilitate our processing capacity. The capital will be used to some or all of the following activities: 1) acquisition of other companies running similar business in China; 2) purchase of new equipment to satisfy increasing new type of materials requirements; 3) marketing and general administrative expenses for new launched operation of China. We may raise such capital through issuing our common stocks or warrants.

Our aggressive expansion plan will be replied on such capital support. We can not assure the successful result of fund raising. As such, we may not execute our initial business strategy or plan as expected, and furthermore, our competitors may stand in a better position than us, which results in an adverse effect on our business, although we believe that currently, even without such funds, we can still run a healthy business within our already occupied markets.

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

Sale of goods

Revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company effected a business combination between the registrant (formerly named MKA Capital, Inc.) and Sancon Recycling Pty, Ltd., effective May 30, 2006. Further disclosure of this combination is presented in the notes to the financial statements filed under Item 7 herein.

We changed our fiscal year from June 30 to December 31. As a result, audited financial statements for the six months transition period ended 31 December 2005 were filed under Item 7 herein. However, for comparison purpose, we provided un-audited financial statements for the year ended December 31, 2005 as the comparative figures as follows:

                                   SANCON RESOURCES RECOVERY, INC.

                                   CONSOLIDATED STATEMENT OF INCOME


                                            IN US DOLLARS

                                                                   YEAR ENDED DECEMBER 31,
                                                                 2006                   2005
                                                               AUDITED                UNAUDITED
SALES                                                    $         3,447,402                875,400
   Cost of sales                                                   2,929,141                636,002
                                                        ---------------------  ---------------------
   Net gross profit/(loss)                                           518,261                239,398

Operating Expenses
   Depreciation                                                       41,604                 11,183
   Selling, General and Administrative                               514,872                271,652
                                                        ---------------------  ---------------------

OPERATING LOSS                                                       (38,215)               (43,437)

Other Income (Expense)
   Other income(expenses)                                             47,827                      0
   Interest income                                                     3,138                    885
                                                        ---------------------  ---------------------
                                                                      50,965                    885
                                                        ---------------------  ---------------------

Gain/(loss) before discontinued operation                             12,750                (42,552)

Discontinued Operation
      Gain on Disposal of Subsidiary                                  18,827

                                                        ---------------------  ---------------------
NET GAIN/(LOSS) BEFORE MINORITY INTEREST AND                          31,577                (42,552)
TAXES

   Income tax expense                                                 13,675                      -

                                                        ---------------------  ---------------------
NET OPERATING GAIN/(LOSS)                                             17,902                (42,552)
                                                        =====================  =====================

RESULTS OF OPERATIONS FOR THE YEAR ENDED 31 DECEMBER, 2006

Revenue

Revenues for the year ended December 31, 2006 were $3,447,402 as compared to $875,400 of 2005, an increase of $2,572,002 or 294%. The sharp increases were mainly due to the significant sales amount contributed from DFSL and Guangcheng. During the 12 months ended December 31, 2006, the Company set up its wholly-owned subsidiary Guangcheng in Hong Kong and restructured DFSL's business. The both companies are engaged in recycling material trading business.

Cost of revenue

Cost of revenue for the year ended December 31, 2006 increased to $2,929,141 from $636,002 for the year ended December 31, 2005, an increase of $2,293,139 or 361%. The significant increase of cost of sales is in line with the sales during the year ended December 31 2006.

Gross profit

The gross profit for the year ended December 31, 2006 is $518,261, representing 116% increase compared to $239,398 for 2005. While the gross margin dropped from 27.6% in 2005 to 15.0% in 2006. The drop of the gross margin is mainly due to that the margin from trading business new launched in 2006 is much lower than that of processing business operated in Australia.

Selling, general and administrative expenses

Selling, general and administrative expenses increased to $514,872 for the year ended December 31, 2006, from $271,652 in 2005, an increase of $243,220 or 90%. The significant increase of Selling, general and administrative expenses are mainly resulted from the increment of Selling, general and administrative expenses in DFSL and Guangcheng due to their newly started business during 2006 and the expenses related to US listing costs.

Depreciation Expense

Depreciation expense increased to $41,604 in 2006 from $11,183 in 2005. The expenses increased $30,421 or 272% during the year ended on December 31, 2006 as compared to that in 2005. The increases were due to the purchase of plant and machinery in Q2, 2006 to expand its processing capacity.

Net loss/income

Net income in 2006 was $17,902, compared to a net loss of $42,552 in 2005. The increase is mainly contributed to the significant net income from DFSL and Guangcheng in year 2006.

LIQUIDITY AND CAPITAL RESOURCES

As shown in the accompanying financial statements, the Company still suffered accumulated loss of $116,715 as of December 31, 2006. In addition, our working capital is negative $288,087.

Our ability to continue as a going concern depends on the success of our plan to seek funding sources and the success of our future operations.

Operating Activities

The net cash provided by operating activities in the year ended on December 31, 2006 amounted to $29,232 compared to net cash used by $1,273 in the six months transition period ended December 31, 2005. The net cash inflow from operating activities was mainly due to net operating gain of $17,902, depreciation and amortization of $ 41,604, shares issued in lieu of compensation $27,500 and decrease of trade payable, tax payable and other current liabilities of $411,633 by netting of the gain on disposal $18,827, increase of trade receivables $380,931 and other current assets $69,649.

Investing Activities

Net cash used in investing activities amounted to $185,446 in the year ended on December 31, 2006 compared to $71,573 during the six months transition period ended December 31, 2005. The net cash outflow primarily consisted of the cash outflow resulting from the purchase of property and equipment of $189,108 and cash decreased due to disposal of subsidiary of $67,807, and netting of the cash inflow due to acquire of MKAC of $71,469.

Financing Activities

Net cash obtained by financing activities amounted to $148,768 in the year ended on December 31, 2006 compared to $113,037 during the six months transition period ended December 31, 2005. The net cash inflow was due to the increase of shareholders' loan to the company of $127,063, and return of mortgage loan of $21,705.

The Company has financed its growth by utilizing cash reserves and loan from directors. Loan from directors usually was unsecured, and no payment term and without interest bearing. The Company's primary use of funds is for the purchase of equipment for operation.

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

ITEM 7.  FINANCIAL STATEMENTS

Financial statements are attached hereto following beginning on Page F-1.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We engaged Kabani & Company, Inc. ("Kabani"), as our new independent accountant on November 27, 2006. The decision to retain Kabani & Company, Inc. was recommended and approved by the Registrant's Board of Directors.

During the Registrant's two most recent fiscal years and any subsequent interim period prior to the engagement of Kabani, neither the Registrant nor anyone on the Registrant's behalf consulted with Kabani regarding either (i) The application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the small business issuer's financial statements and either written or oral advice was provided that was an important factor considered by the small business issuer in reaching a decision as to the accounting, auditing or financial reporting issue, or (ii) Any matter that was the subject of either a "disagreement" or a "reportable event."

ITEM 8A  CONTROLS AND PROCEDURES

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

As of December 31, 2006, there were no changes in our internal accounting controls or in other factors that materially affected our internal controls over financial reporting.

ITEM 8B  OTHER INFORMATION

None

                                 -- PART III --

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS:
         COMPLIANCE WITH SECTION (16) OF THE EXCHANGE ACT

IDENTIFICATION AND BACKGROUNDS OF DIRECTORS AND OFFICERS

            NAME           AGE          PRINCIPAL POSITION                APPOINTMENT/
                                                                          RESIGNATION
                                                                              DATE
Jack Chen                  37     CEO, Director                        November 29, 2002
Jimmy Yiu                  48     Executive Director, Director            June 1, 2006
Chen Guangliang            39     VP, China Operation                     June 1, 2006
David Chen                 39     Non Executive Chairman                  June 1, 2006
Cong Yuanli                56     Director                                June 1, 2006
Helen Bouzas                      Director (resigned)              Resigned on April 1, 2007
Klaus Shen                 33     CFO                                    April 10, 2007
Richard Yan                32     CFO (resigned)                   Resigned on April 12, 2007

MR. JACK CHEN, CHIEF EXECUTIVE OFFICER & DIRECTOR

Mr. Chen is currently the CEO of Sancon as well as as the Managing Director of Sancon Recycling Pty Ltd, the wholly owned subsidiary of Sancon Resources Recovery, Inc. and a successful Australia based resources recycling company with presence in Australia and China. With more than eight years of solid industrial experiences in resources recovery sector in Australia and Asia, Mr. Chen is an expert in the collection, processing, trading and reuse of industrial waste materials. Previously, he worked in a management position for a multinational German plastics and chemicals company and later built a successful plastics trading business between Hong Kong and China.

MR. JIMMY YIU, EXECUTIVE DIRECTOR

Mr. Yiu is currently the executive director of Sancon. He was the Managing Director of Team Smart International Ltd, a successful medium-sized Waste Management and Material Recycling business with head office in Hong Kong and numerous processing plants in China, Malaysia and Indonesia. Mr. Yiu has spent almost 25 years in the resources recycling industry and has deep knowledge and experience of the industry.

MR. CHEN GUANGLIANG, VP - CHINA OPERATIONS

Mr. Chen is currently the Vice President for Sancon's China operation. He was the General Manager of Shenzhen Sanjiang Plastic Factory Co, Zhejiang Sanjiang Resources Co. both are medium sized plastic material recycling, processing and trading company based in Guangdong province of China from 1996 to 2005. He previously served as manager of trading of Zhejiang Walsar Group from 1990 to 1995. Mr. Chen has more than 17 years experiences in the resources recycling business which contributes to his deep knowledge and understanding in the industry.

KLAUS SHEN, CHIEF FINANCIAL OFFICER

Mr. Shen joined Sancon as Vice President of Finance in February 2007, and served as CFO of Sancon since April 2007. Prior to that, he set up a consulting business in China, which provides accounting and consulting services to Foreign Invested Enterprises in China. Mr Shen previously worked as General Manager of Shanghai Xilian Assets Management Co., Ltd. from 2003 to 2005. He was the CFO for Shanghai Chiway Venture Capital Co., Ltd. from 2001 to 2003. From 1996 to 2001, he worked for KPMG Shanghai office in various accounting and auditing roles. He holds MBA degree from University of Ballarat in Australia and Bachelor of Economics in Shanghai University of Finance and Economics. Mr. Shen is a senior member of Shanghai Investment Association.

RICHARD YAN, CHIEF FINANCIAL OFFICER (RESIGNED)

Mr. Yan served in several positions at MKA Capital, Inc. (formally Financial Telecom Limited (USA) Inc.) since its inception in 2004 as Vice President and Financial Controller. He previously served as the Financial Controller and acting Chief Financial Officer of Hartcourt Companies Inc since 2002 (OTCBB:
HRCT), a consolidator of IT distribution company. Mr. Yan also worked at KPMG China for years and accumulated extensive experience in the areas of auditing, taxation & financial and management advisory services. He is a Certified Public Accountant (China), and holds Bachelor of Economics and MBA degrees from Shanghai JiaoTong University. He resigned from his position on April 10, 2007 due to his personal reasons.

MR. DAVID CHEN, NON EXECUTIVE CHAIRMAN OF THE BOARD

Mr. Chen served as the Non executive Chairman of the Board since June, 2006. Prior to that, Mr. Chen served as the CEO of MKA Capital, Inc. (formally Financial Telecom Limited (USA) Inc.) since its inception in 2004 to 2006. He was the former CEO of Hartcourt Companies Inc from 2002 to 2004 (OTCBB: HRCT), a consolidator of IT distribution companies, Previously, Mr. Chen severed in numerous management position including CEO of V2 Technology, a leading videoconferencing technology company, Marketing Director of Time Warner's CNN Asia Pacific unit, Sales Director of Turner Broadcasting Systems Asia, and Managing Director of HelloAsia Inc. Mr. Chen holds a Bachelor of Economics degree from Monash University of Australia.

MR. CONG YUANLI, INDEPENDENT DIRECTOR

Mr. Cong Yuanli is the Chairman of Landwood Enterprise Holdings Ltd, a China based diversified holding company with businesses in international trading, import/export, real estate investment and financing. Previously he was a director at Hong Kong Landtrade Group, a holding company in real estate investment, international trust financing, hotel investment, and international trading, where he was responsible for the international trading activities. Mr. Cong is an avid fine art, antique and furniture collector and is the owner of Beijing Landwood Gallery and Beijing Yuanhantang Antique Furniture Ltd. Mr. Cong holds Bachelor of Economics and Management degree from Beijing University of Finance and Economics of China.

MS. HELEN BOUZAS, INDEPENDENT DIRECTOR

Ms. Bouzas possess over 15 years of experience and knowledge in the field of environmental science, waste management and occupational hygiene. She is a NATA Assessor of Chemicals (National Association of Testing Authority), and is one of the most respected consultants in Australia's Environmental, Waste Management and Occupational Hygiene services industry. Currently serving as the Managing Director of a successful Australia based company focusing on the various areas of Environmental, Waste Management and Occupational Hygiene, Ms. Bouzas is a committee member in key industry and government groups. Ms. Bouzas holds a Bachelor of Science in Environmental Science and Biochemistry degree from Victoria University of Technology, Australia. She resigned from Independent Director on April 1, 2007.

FAMILY RELATIONSHIPS

Family relationships among directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers are as follows: Mr. Jack Chen and Mr. David Chen are brothers.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under Section 16(a) Beneficial Ownership Reporting Compliance, each person who was at any time during the fiscal year, a director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to section 12 ("reporting person") is required to file Forms 3, 4, and 5 on a timely basis, during the most recent fiscal year or prior fiscal years. Due to lack of knowledge, the relevant beneficial owners did not file on time. They will file Form 3 and Form 5 shortly.

CODE OF ETHICS

The Company has Standards of Ethical Conduct Policy ("Code of Ethics") that applies to all employees and directors, including the Chairman, Chief Executive Officer, and Chief Financial Officer. The Code of Ethics is filed as Exhibit
14.1 to this 10-KSB report.

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

ITEM 10  EXECUTIVE COMPENSATION

OFFICERS' COMPENSATION

Our CEO was not compensated for the year ended December 31, 2006, 2005 and 2004. However, Our CEO will be entitled to receive stock compensation for services rendered to be approved by the board. Our other officers were compensated under $100,000 for the year ended December 31, 2006, 2005 and 2004.

DIRECTORS' COMPENSATION

Our Directors has not been compensated as of December 31, 2006.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity compensation plan information as of December 31, 2006

--------------------------------------------- ----------------------- --------------------- ----------------------
Plan category                                  Number of securities     Weighted-average     Number of securities
                                                to be issued to be     exercise price of     remaining available
                                               issued upon exercise       outstanding        for future issuance
                                                  of outstanding       options, warrants         under equity
                                                options, warrants          and rights         compensation plans
                                                    and rights                              (excluding securities
                                                                                             reflected in column
                                                                                                    (a) )
                                                                                                     (c)

                                                       (a)
                                                                              (b)
--------------------------------------------- ----------------------- --------------------- ----------------------
Equity compensation plans approved
by security holders:                                    -                      -                      -
--------------------------------------------- ----------------------- --------------------- ----------------------
Equity compensation plans not approved
by security holders:                                    -                      -                      -
--------------------------------------------- ----------------------- --------------------- ----------------------
Total                                                   -                      -                      -
--------------------------------------------- ----------------------- --------------------- ----------------------

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners

The following persons are known to be the beneficial owners of more than 5% of the Company's voting securities, as of December 31, 2006:

TITLE OF CLASS                    NAME AND ADDRESS OF BENEFICIAL OWNER        NUMBER OF SHARES      PERCENT OF
                                                                                                     CLASS(1)
Common Stock                      Mr. Jack Chen
                                  36 Graham St, Surrey Hills,                    4,700,000            23.31%
                                  VIC 3127, Australia

Common Stock                      Mr. Yiu Lo Chung
                                  Unit 1406A, Nanyang Plaza,
                                  No. 57, Hung To Road, Kwun                     4,000,000            19.84%
                                  Tong, Kowloon, Hong Kong

Common Stock                      Mr. Chen Guanliang
                                  2-1, Floor 21, No. 4,
                                  Dahuanjiayuan, Huangyan                        4,000,000            19.84%
                                  District, Taizhou, Zhejiang,
                                  China

Notes:

(1) Based on 20,164,996 issued and outstanding voting common stock as of December 31, 2006

SECURITY OWNERSHIP OF MANAGEMENT

The following persons are known to be the beneficial owners of the Company's voting securities, as of December 31, 2006:


TITLE OF CLASS                    NAME AND ADDRESS OF BENEFICIAL OWNER        NUMBER OF SHARES      PERCENT OF
                                                                                                     CLASS(1)
Common Stock                      Mr. Jack Chen
                                  36 Graham St, Surrey Hills,                    4,700,000            23.31%
                                  VIC 3127, Australia

Common Stock                      Mr. Chen Guanliang
                                  2-1, Floor 21, No. 4,
                                  Dahuanjiayuan, Huangyan                        4,000,000            19.84%
                                  District, Taizhou, Zhejiang, China

Common Stock                      Mr. Yiu Lo Chung
                                  Unit 1406A, Nanyang Plaza,
                                  No. 57, Hung To Road, Kwun                     4,000,000            19.84%
                                  Tong, Kowloon, Hong Kong

Common Stock                      Mr. David Chen                                    18,247             0.02%

Notes:

(1) Based on 20,164,996 issued and outstanding voting common stock as of December 31, 2006.

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is no any transaction as of December 31, 2006.

ITEM 13  EXHIBITS

The following list describes the exhibits filed as part of this Report on Form 10-KSB.

Exhibit
Number    Note   Description of Document

3.1        (1)   Articles of Incorporation of Financial Telecom Limited (USA), Inc.
3.2        (1)   Amended and Restated Bylaws of Financial Telecom Limited (USA), Inc.
10.1       (1)   Agreement between Hong Kong Futures Exchange Limited and Financial Telecom Limited
10.2       (1)   Market Service Datafeed Agreement between Stock Exchange Information Services Limited and Financial Telecom Limited
10.3       (2)   Option agreement dated December 14, 2004 between Fintel Group Limited and shareholders of Shanghai Longterms
                 Technology Limited.
10.4       (2)   Option agreement dated January 5, 2005 between Fintel Group Limited and shareholders of Beijing JCL
                 Technology Commerce Limited.
10.5       (2)   Option agreement dated January 20, 2005 between Fintel Group Limited and shareholders of Shanghai Qianhou Computer
                 Technology Limited.
10.6       (2)   Independent contractor agreement between Fintel Group Limited and Mr. Sam Chong Keen.
10.7       (2)   Independent contractor agreement between Fintel Group Limited and Info Media Company.
10.8       (2)   Independent contractor agreement between Fintel Group Limited and China Digital Distribution Limited.
10.9       (3)   Sales and purchase agreement dated March 25, 2005 between Fintel Group Limited and shareholders of Enjoy Media
                 Holdings Limited
10.10      (4)   Sales and purchase agreement dated April 25, 2005 between Fintel Group Limited and shareholders of Beijing Genial
                 Technology Co. Ltd.
10.11      (4)   Option agreement dated March 7, 2005 between Fintel Group Limited and shareholders of Beijing Sinoskyline technology Trading Co. Ltd.
14.1       (8)   Code of Ethics
16.1       (6)   Change in Certifying Accountants
17.1       (5)   Correspondence on departure of Directors
20.1       (7)   Proxy Statement dated December 6, 2005
21.1       (9)   Subsidiaries of the registrant
24.1       (9)   Power of Attorney
31.1       (9)   Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2       (9)   Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1       (9)   Certification of Officers, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002

----------------------

(1) Incorporated herein by reference to the registrant's initial Registration Statement on Form 10-SB (File No. 000-50760) filed on May 13, 2004.
(2) Incorporated herein by reference to the registrant's Annual Report on Form 10-KSB (File No. 000-50760) filed April 15, 2005.
(3) Incorporated herein by reference to the registrant's Quarterly Report of Form 10-QSB (File No. 000-50760) filed May 6, 2005.
(4) Incorporated herein by reference to the registrant's Quarterly Report of Form 10-QSB (File No. 000-50760) filed August 6, 2005.
(5) Incorporated herein by reference to the registrant's Current Report on Form 8K/A (File No. 000-50760) filed November 29, 2005.
(6) Incorporated herein by reference to the registrant's Current Report on Form 8K/A (File No. 000-50760) filed January 25, 2006.
(7) Incorporated herein by reference to the registrant's Proxy Statement (File No. 000-50760) filed December 6, 2005.
(8) Incorporated herein by reference to the registrant's Annual Report on Form 10-KSB (File No. 000-50760) filed April 26, 2006.
(9)   Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the fiscal year ended December 31, 2006, our principal independent accountant was Kabani & Company, Inc, the services of which were provided in the following categories and amount:

AUDIT FEES

We changed our independent accountant to Kabani & Company, Inc. on November 27, 2006. Our fiscal year ended June 30 during the year 2004 and 2005 prior to the engagement of Kabani, the aggregate fees billed by PKF for professional services rendered for our annual financial statement for two fiscal years ended June 30 of 2004 and 2005 were approximately $36,688. The aggregate fees billed by Kabani & Company, Inc for professional services rendered for the audit of our annual financial statements for the 6 months of fiscal year 2005 and fiscal year 2006 were approximately $65,000 and for services performed in connection with the Company's registration statement on Form 10-QKB filed in September 2006 were approximately $ 40,000.

AUDIT RELATED FEES

Other than the fees described under the caption "Audit Fees" above, Kabani & Company, Inc did not bill any fees for services rendered to us during fiscal year 2006 for assurance and related services in connection with the audit or review of our financial statements.

TAX FEES

There were no fees billed by Kabani & Company, Inc for professional services rendered during the fiscal year ended December 31, 2006 for tax compliance, tax advice, and tax planning.

ALL OTHER FEES

There were no fees billed by Kabani & Company, Inc for other professional services rendered during the fiscal year ended December 31, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Sancon Resources Recovery, Inc.

Date:  April 16, 2007
                                                               By: /s/ Jack Chen
                                                        ------------------------
                                                                       Jack Chen
                                                         Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                 Sancon Resources Recovery, Inc.

Date:  April 16, 2007
                                                              By: /s/ David Chen
                                                        ------------------------
                                                                      David Chen
                                                                        Chairman

Date:  April 16, 2007
                                                              By:  /s/ Jimmy Yiu
                                                        ------------------------
                                                                       Jimmy Yiu
                                                                        Director

Date:  April 16, 2007
                                                            By:  /s/ Cong Yuanli
                                                        ------------------------
                                                                      Cong Yuanl
                                                            Independent Director

Date:  April 16, 2007
                                                              By:  /s/ Jack Chen
                                                        ------------------------
                                                                      Jack. Chen
                                                                        Director

FINANCIAL STATEMENTS

                        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------- -------
Report of Independent Registered Public Accounting Firm                            F-2
-------------------------------------------------------------------------------- -------

-------------------------------------------------------------------------------- -------
Consolidated Balance Sheet as of December 31, 2006                                 F-3
-------------------------------------------------------------------------------- -------

-------------------------------------------------------------------------------- -------
Consolidated Statements of Operation for the year ended December 31, 2006
and transitional six month period ended December 31, 2005                          F-4
-------------------------------------------------------------------------------- -------

-------------------------------------------------------------------------------- -------
Consolidated Statements of Stockholders' Deficit for the years ended
December 31, 2006 and transitional six month period ended December 31, 2005        F-5
-------------------------------------------------------------------------------- -------

-------------------------------------------------------------------------------- -------
Consolidated Statements of Cash Flows for the years ended December 31, 2006
and transitional six month period ended December 31, 2005                          F-6
-------------------------------------------------------------------------------- -------

-------------------------------------------------------------------------------- -------
Notes to the Consolidated Financial Statements for the years ended
December 31, 2006 and transitional six month period ended December 31, 2005        F-7
-------------------------------------------------------------------------------- -------

                                           F-1

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Sancon Resources Recovery, Inc.

We have audited the accompanying consolidated balance sheet of Sancon Resources Recovery, Inc., a Nevada Corporation (the "Company") as of December 31, 2006 and the related consolidated statements of operations, consolidated statements of stockholders' deficit and consolidated statements of cash flows for the year ended December 31, 2006 and for the transitional six month period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sancon Resources Recovery, Inc as of December 31, 2006 and the results of its operations and its cash flows for year ended December 31, 2006 and for the transitional six month period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $116,715 as of December 31, 2006 and working capital deficiency of $288,087. These factors as discussed in
Note 2 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
April 7, 2007

                                    SANCON RESOURCES RECOVERY, INC.
                                       CONSOLIDATED BALANCE SHEET
                                        AS OF DECEMBER 31, 2006

                                                 ASSETS
   Current assets
      Cash and cash equivalents                                                      $         63,600
      Trade receivables                                                                       445,181
      Advance to suppliers                                                                     48,892
      Other current assets                                                                     26,186
                                                                                    ------------------
         TOTAL CURRENT ASSETS                                                                 583,859

   Property, plant & equipment, net                                                           270,175
                                                                                    ------------------
      TOTAL ASSETS                                                                   $        854,034
                                                                                    ==================

                                 LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
   Current liabilities
      Trade payables                                                                 $        321,851
      Mortgage Loans - Current                                                                  5,674
      Due to related parties                                                                  467,119
      Accrued expenses and other payables                                                      60,652
      Advances                                                                                 16,650
                                                                                    ------------------
         TOTAL CURRENT LIABILITY                                                              871,946

   Long term liability
      Due to related parties                                                                   18,034
      Mortgage loans                                                                           34,602
                                                                                    ------------------
      TOTAL LIABILITY                                                                         924,582
                                                                                    ------------------

   Commitment                                                                                       -

STOCKHOLDERS' DEFICIT
   Share Capital
      Authorized: 500,000,000 common shares, par value $0.001 per share
      Issued and Outstanding: 20,164,996 shares                                                20,165
   Additional paid-in capital                                                                  27,249
   Other comprehensive loss                                                                   (1,247)
   Accumulated deficit                                                                      (116,715)
                                                                                    ------------------
      TOTAL STOCKHOLDERS' DEFICIT                                                            (70,548)
                                                                                    ------------------
      TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                                      $        854,034
                                                                                    ==================

                  The accompanying notes is an integral of these financial statements.





                                          SANCON RESOURCES RECOVERY, INC.
                                         CONSOLIDATED STATEMENTS OF INCOME


                                                                    FOR THE YEAR ENDED     FOR THE TRANSITION SIX
                                                                                             MONTH PERIOD ENDED
                                                                    DECEMBER 31, 2006        DECEMBER 31, 2005
                                                                ------------------------  ------------------------

Net Sales                                                        $            3,447,402    $              403,412
   Cost of sales                                                              2,929,141                   208,788
                                                                ------------------------  ------------------------
   Gross profit (loss)                                                          518,261                   194,624

Operating Expenses
   Depreciation                                                                  41,604                     8,553
   Selling, General and Administrative                                          514,872                   197,756
                                                                ------------------------  ------------------------
   Total Operating expenses                                                     556,476                   206,309
                                                                ------------------------  ------------------------

   Operating Loss                                                               (38,215)                  (11,685)

Other Income (Expense)
   Other income (expenses)                                                       47,827                         -
   Interest income                                                                3,138                       279
                                                                ------------------------  ------------------------
   Total other income                                                            50,965                       279
                                                                ------------------------  ------------------------

Income/(loss) from continued operations before income taxes                      12,750                   (11,406)

Discontinued Operation
      Gain on Disposal of Subsidiary                                             18,827                         -

                                                                ------------------------  ------------------------
Income/(loss) before income taxes                                                31,577                   (11,406)

   Income taxes                                                                  13,675                         -

                                                                ------------------------  ------------------------
Net income (loss)                                                $               17,902    $              (11,406)
                                                                ========================  ========================

Other comprehensive income/(loss)                                                (1,434)                      187

                                                                ------------------------  ------------------------
Comprehensive income/(loss)                                      $               16,468    $              (11,219)
                                                                ========================  ========================

Earnings per share
   Basic and diluted earnings/(loss) per share                   $                 0.00    $                (0.00)
                                                                ========================  ========================
   Basic & diluted weighted average shares outstanding                       17,890,350                14,897,215
                                                                ========================  ========================

                        The accompanying notes is an integral of these financial statements.





                                                   SANCON RESOURCES RECOVERY, INC.
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                     FOR THE YEAR ENDED DECEMBER 31, 2006 AND FOR THE TRANSITION
                                              SIX MONTH PERIOD ENDED DECEMBER 31, 2005


                                                                  ADDITIONAL         OTHER
                                                    COMMON         PAID IN        COMPREHENSIVE      ACCUMULATED
                                      SHARES         STOCK         CAPITAL           INCOME            DEFICIT           TOTAL
                                   ------------- ------------- --------------- ------------------- ---------------- ----------------
BALANCE JUNE 30, 2005                14,897,215   $    14,897   $           -   $               -   $      (17,150)  $       (2,253)

Foreign Currency Translation                  -             -               -                 187                -              187
Net loss                                      -             -               -                   -          (11,406)         (11,406)

                                   ------------- ------------- --------------- ------------------- ---------------- ----------------
BALANCE DECEMBER 31, 2005            14,897,215        14,897               -                 187          (28,556)         (13,472)

Recapitalization of Sancon on
 reverse acquisition                  5,017,133         5,017               -                   -         (106,061)        (101,044)
Fractional shares                           648             1              (1)                  -                -                -
Issuance of shares for services         250,000           250          27,250                   -                -           27,500
Foreign Currency Translation                  -             -               -              (1,434)               -           (1,434)
Net income                                    -             -               -                   -           17,902           17,902

                                   ------------- ------------- --------------- ------------------- ---------------- ----------------
BALANCE DECEMBER 31, 2006            20,164,996  $     20,165   $      27,249   $          (1,247)  $     (116,715)  $      (70,548)
                                   ============= ============= =============== =================== ================ ================


                       The accompanying notes are an integral part of these consolidated financial statements






                                         SANCON RESOURCES RECOVERY, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            FOR THE TRANSITION
                                                                                            SIX MONTH PERIOD
                                                                      FOR THE YEAR ENDED    ENDED

                                                                      DECEMBER 31, 2006      DECEMBER 31, 2005
                                                                    ---------------------  ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income (Loss)                                              $            17,902    $           (11,406)
      Adjustments to reconcile net income (loss) to net
      cash flows provided by (used in) operating activities:
           Depreciation and amortization                                          41,604                  8,553
           Gain on disposal of investment / subsidiary                           (18,827)                     -
           Shares issued in lieu of compensation                                  27,500                      -
           Changes in current assets and liabilities:
                Increase in trade receivables                                   (380,931)               (37,100)
                Decrease in inventory                                                  -                  4,946
                Decrease (increase) in other current assets                      (69,649)               (14,608)
                Increase in tax payable                                           13,137                      -
                Increase  in trade payable                                       217,819                 18,557
                Increase in other current liabilities                            180,677                 29,785
                                                                    ---------------------  ---------------------
           Net cash flows provided by (used in) operating
           activities                                                             29,232                 (1,273)
                                                                    ---------------------  ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment                                        (189,108)               (71,573)
      Cash acquired due to acquisitions                                           71,469                      -
      Cash decreased due to disposal of subs                                     (67,807)                     -
                                                                    ---------------------  ---------------------
           Net cash flows used in investing activities                          (185,446)               (71,573)
                                                                    ---------------------  ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Shareholders' loan                                                         127,063                 96,335
      Proceeds from mortgage loan                                                 21,705                 16,702
                                                                    ---------------------  ---------------------
           Net cash flows provided by investing activities                       148,768                113,037
                                                                    ---------------------  ---------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                            3,463                 (2,204)
                                                                    ---------------------  ---------------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENT                                 (3,983)                37,987

      Cash & Cash Equivalent at start of period                                   67,583                 29,596
                                                                    ---------------------  ---------------------
      Cash & Cash Equivalent at end of period                        $            63,600    $            67,583
                                                                    =====================  =====================

Supplemental information for Cash Expenses
      Cash paid for Interest Expenses                                $             3,695    $               921
                                                                    =====================  =====================
      Cash paid for Income Taxes                                     $               952    $               238
                                                                    =====================  =====================

Non-cash investing & financing activities:
      The Company issued 5,017,133 shares as part of recapitalization are not included in the statement of cash flows as of December 31, 2006.

                       The accompanying notes is an integral of these financial statements.

                                                       F-6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2006 AND TRANSITIONAL SIX MONTH PERIOD ENDED DECEMBER 31, 2005

NOTE 1  NATURE OF OPERATIONS

Sancon Resources Recovery, Inc. ("Sancon", or "the Company", or "we", or "us") is registered in the state of Nevada in April 2003. Sancon is an industrial recycling company with operations based in Melbourne Australia and Hong Kong
(SAR) China. Sancon aims to provide solutions to today's soaring raw material cost for manufactures and assists in solving environmental problems.

                     The Sancon group comprises of the following companies:

Registered Name                                                     Domicile       % Ownership
(business is conducted under the registered names)
Digital Financial Service Limited ("DFSL" hereinafter)              Hong Kong          100
Sancon Recycling Pty Ltd ("SRPL" hereinafter)                       Australia          100
Guang Cheng Int'l Trading Ltd. ("Guang Cheng" hereinafter)          Hong Kong          100

NOTE 2   BASIS OF PRESENTATION

(a)   Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and all of the subsidiaries under its control as of and for the year ended December 31, 2006 while the historical results for the six month transition period ended December 31, 2005 only include Sancon Recycling Pty Ltd. All material inter-company balances and transactions have been eliminated in consolidation.

(b)   Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred accumulated losses of $116,715 as of December 31, 2006 and working capital deficiency of $288,087. These matters raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of liabilities in the normal course of business.

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included:

o Look for growth opportunities through acquisitions & merger with profitable companies
o     Raise capital through public offering
o     Take measures to control cost and operating expenses

NOTE 3   BUSINESS COMBINATION AND CORPORATE RESTRUCTURE

Effective May 26, 2006, a business combination occurred between Sancon Recycling Pty Ltd. ("SRPL") and the Company. The combination was effected an exchange of shares, the Company exchanged its seventy-five percent (75%) equity stake in MK Aviation, S.A. (hereinafter referred to as "MKA") with one hundred percent (100%) equity stake in SRPL held by Mr. Jack Chen, Mr. Yiu Lo Chung and Mr. Guy Waters, ("the Shareholders"). Meanwhile, the Shareholders exchanged its seventy-five percent (75%) equity stake in MK Aviation, S.A. with 14,897,215 shares of the Registrant's common stock from Mr. Kraselnick and associated parties.

The exchange of shares with SRPL has been accounted for as a reverse acquisition under the purchase method of accounting since the stockholders of the SRPL obtained control of the consolidated entity. Accordingly, the acquisition has been recorded as a recapitalization of SRPL, with SRPL being treated as the continuing entity. The historical financial statements presented are those of SRPL for the year ended December 31, 2006 and for the six month transition period ended December 31, 2005 and of the Company from the acquisition date through December 31, 2006. The continuing company has retained December 31 as its fiscal year end.

Effective with the Agreement, the former shareholders of Sancon Resources Recovery, Inc. own 14,897,215 shares of the company's voting common stock or 73.87% of the Registrant's 20,164,996 issued and outstanding voting common stock.

A change in name for the combined entity was contemplated at the time of combination. Subsequent to the combination, effective August 4, 2006, the listed company, MKA Capital Inc., changed its name to Sancon Resources Recovery, Inc.

A summarized financial position for the legal acquirer, Sancon, at the acquisition date, is provided below.

                     Summary Statement of Financial Position
                                 At May 31, 2006

         Cash                                             $      71,469
         Other current assets                                    13,593
         Depreciable tangible assets                                  -
         Current liabilities                                   (186,106)
                                                          --------------
         Net Assets acquired                              $    (101,044)
                                                          ==============

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

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements.

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. The management is currently evaluating the effect of this pronouncement on financial statements.

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

NOTE 5   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

(b)   Property, Plant & Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. These assets are depreciated under declining-balance method down to nil residual values by multiplying annual rates as follows:

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

(f)   Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized when the significant risks and rewards of the ownership of goods have been transferred to the buyers. No revenue is recognized if there are significant uncertainties regarding the recovery of the consideration due, the possible return of goods, or when the amount of revenue and the costs incurred or to be incurred in respect of the transaction cannot be measured reliably.

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

The Company has U.S. federal net operating loss carry forwards that if unused could expire in varying amounts in the years through 2020 to 2026. However, as a result of the acquisition, the amount of net operating loss carry forward available to be utilized in reduction of future taxable income was reduced pursuant to the change in control provisions of Section 382 of the Internal Revenue Code.

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

(m)   Stock based payments

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

As of December 31, 2005 and December 31, 2006, the Company did not issue or make provision through the issuance of stock options to employees and directors.

Note 6.  Concentrations and Commitments

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

(b)   Commitments

OFFICE SPACE
The Company leases office space in Hong Kong and Australia. The lease for Australia expires in 2008, and Hong Kong in 2007. Based upon existing leases, without renewals, the minimum lease payments up to expiry are as follows:


                  2007                           $   104,060
                  2008                           $   104,060
                                                 -----------
                  Total                          $   208,120
                                                 ===========

The Company recorded rent expenses of $74,507 for the year ended December 31, 2006 and $27,775 for the transitional period ended December 31, 2005.

EQUIPMENT
In year 2005, the company purchased a vehicle by mortgage loan from Toyota Financial Service. The totally amount of the loan is $18,655 with payment term of sixty (60) months. The annual interest rate is 7.99%. The payment is to be made in 60 equal monthly installments of $278 each and the final installment of $5,000. The balance as on December 31, 2006 amounted to $15,161, with $2,565 as current liability.

In year 2006, the company purchased a vehicle by mortgage loan from CBFC Limited ABN. The totally amount of the loan is $26,045 with payment term of sixty (60) months. The annual interest rate is 8.32%. The payment is to be made in 60 equal monthly installments of $404 each and the final installment of $7,443. The balance as on December 31, 2006 amounted to $25,115, with $3,109 as current liability.

Note 7.  Depreciable Assets

(a)   Property, plant and equipment

Property, plant and equipment are stated at cost, less accumulated depreciation and any impairment in value. The carrying values are reviewed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Impairment losses are recognized in the income statement.

                      Fixtures and    Plant and     Vehicles     Others     Total
                      Fittings        Machinery
Cost                  16,889          288,312        23,293      9,354      337,848
Accumulated
Depreciation          (6,341)         (52,964)      (8,226)      (142)      (67,673)
                    -----------------------------------------------------------------
Net Carrying Value    10,548          235,348       15,067       9,212      270,175
                    =================================================================

      Included in property and equipment is approximately $44,700 of assets, which are leased under non-cancelable leases and accounted for as capital leases, which expire through September 2011. The accumulated depreciation included in the property and equipment for these leases is approximately $10,439.

      Depreciation and amortization expense for the year ended December 31, 2006 and for the transitional period ended December 31, 2005 was $41,604 and $8,553, respectively.

Note 8.  Related party transactions

The shareholders' loan was due to Mr. Jack Chen, CEO and director of the Company, Mr. Cheng Guangliang, shareholder of the Company and Jimmy Yiu, directors of the Company. Included in the amount of due to related parties, there were convertible loans due to Mr. Jack Chen, Mr. Jimmy Yiu and Mr. Chen Guangliang, with 5% annual interest rate, amounting of $10,000, $5,021 and $3,013 respectively, being matured in May 2008. The principals of the loans can be converted into the Company's common stock at $0.39 per share. Other than those convertible loans, the amount of due to related parties represented a) loans from Mr. Jack Chen of 287,605, without interest, unsecured and due on demand, for the Company's normal operation. b) loans from Mr. Chen Guang Liang of $160,871, without interest, unsecured and due on demand for the Company's normal operation.

Included in accounts receivable $215,540 to be received from Shenzhen Sanjiang Plastic Factory owned by the father of the sole director of Guang Cheng International Trading Ltd. Guang Cheng International Trading Ltd sold $741,546 worth of goods to Shenzhen Sanjiang Plastic Factory during the year ended December 31, 2006.

Note 9.  Segmental information

Following is a summary of segment information by geographic unit for the year ended December 31, 2006:

                            Australia       Hongkong      Un-allocated        TOTAL
                                                                          -------------
Sales, net                $    650,676     $ 2,796,726    $         -      $ 3,447,402
Net income (loss)               (8,838)         26,740        (35,804)         (17,902)
Total Assets                   391,151         450,776         12,107          854,034
Capital Expenditure            189,108               -              -          189,108
Depreciation                    41,604               -              -           41,604

Following is a summary of segment information by geographic unit for the transitional period ended December 31, 2005:

                            Australia       Hongkong      Un-allocated        TOTAL
                                                                          -------------
Sales, net                $    403,412     $         -    $         -      $   403,412
Net income (loss)              (11,406)              -              -          (11,406)
Total Assets                   252,473               -              -          252,473
Capital Expenditure             71,573               -              -           71,573
Depreciation                     8,553               -              -            8,553

Note 10. Stockholders' equity

On January 25, 2006 the Company affected the reverse stock split of 1:25 shares. All outstanding shares are retroactively restated based on the split.

Following is the summary of shares activity during the year ended December 31, 2006. These shares are recorded on the closing price of common shares on the OTCBB when the shares issued.

27-Nov-06  common share  250,000 Beer Creak Capital    $ 27,500   Consulting fee

The Company did not issue any shares during the transitional six month period ended December 31, 2005.

Note 11. Income taxes

The Company is registered in the State of Nevada and has operations in primarily three tax jurisdictions - the Australia, Hong Kong and the United States. For certain operations in the United States of America, and Australia, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of December 31, 2006 and for the transitional period ended December 31, 2005. Accordingly, the Company has no net deferred tax assets.

The components of income before income taxes are as follows:

   --------------------------------------------- ------------- -------------
                                                     2006           2005
   --------------------------------------------- ------------- -------------
    Income (loss) subject to Australia            $     8,838   $   (11,406)
   --------------------------------------------- ------------- -------------
    Income (loss) subject to Hong Kong                 61,935             -
   --------------------------------------------- ------------- -------------
    Income (loss) subject to United States            (35,195)            -
   --------------------------------------------- ------------- -------------
    Income before taxes                           $    17,902   $   (11,406)
   --------------------------------------------- ------------- -------------

United States of America
As of December 31, 2006, the Company in the United States of America had approximately $106,061in net operating loss carryforwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations when changes occur in the stock ownership of a company. In the event the Company has a change in ownership, utilization of carryforwards could be restricted. The deferred tax assets for the United States entity at December 31, 2006 consists mainly of net operating loss carryforwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the United States of America as of December 31, 2006 and 2005.

   --------------------------------------------- ------------- -------------
                                                     2006           2005
   --------------------------------------------- ------------- -------------
    Net Operating Loss Carryforwards                   35,195   $   106,061
   --------------------------------------------- ------------- -------------
    Total Deferred Tax Assets                          56,400        42,400
   --------------------------------------------- ------------- -------------
    Less: Valuation Allowance                         (56,400)      (42,400)
   --------------------------------------------- ------------- -------------
    Net Deferred Tax Assets                                 -             -
   --------------------------------------------- ------------- -------------

Hong Kong
As of December 31, 2006, the Company's Hong Kong subsidiary had net income. Pursuant to Hong Kong income tax laws, the Company has made 17.5% income tax provision of $13,275 for the year ended December 31, 2006.

AUSTRALIA
As of December 31, 2006 the Company's Australian subsidiary had net income. Pursuant to Australian income tax laws, the Company has made minimum income tax provision.

The following table sets forth the significant components of the net deferred tax assets for operation in the Australia as of December 31, 2006 and 2005.

   --------------------------------------------- ------------- -------------
                                                     2006           2005
   --------------------------------------------- ------------- -------------
    Net Operating Loss Carryforwards                   20,076   $    28,556
   --------------------------------------------- ------------- -------------
    Total Deferred Tax Assets                           6,022         8,567
   --------------------------------------------- ------------- -------------
    Less: Valuation Allowance                          (6,022)       (8,567)
   --------------------------------------------- ------------- -------------
    Net Deferred Tax Assets                                 -             -
   --------------------------------------------- ------------- -------------

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of
Operations:

Tax expense (credit) at statutory rate-federal                     2006          2005
Tax expense (credit) at statutory rate-federal                     (34)%         (34)%
State tax expense net of federal tax                               (6)%          (6)%
Changes in valuation allowance                                     40%           40%
Foreign income tax:
Australia                                                          30%           30%
Hongkong                                                           17.5%         -
Change in valuation allowance                                      (30)%         (30)%
----------------------------------------------------------------------------------------------
Tax expense at actual rate                                         17.5%         -%
                                                                                 =============

Note 12. Major customers and vendors

Dexin Hardware Plastic Ltd, Three Rivers, Sanjiang and Three You, our three top customers, provided 58% of net revenue for the year ended December 31, 2006 and 45% for the transitional six month period ended December 31, 2005, respectively. Total accounts receivable due from these customers was approximately $260,105 and $80,456 as of December 31, 2006 and for the transitional six month period ended December 31, 2005, respectively.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

Team Smart Int'l Ltd and Tricept Trading Limited, our major vendors, accounted for 47% and 0% of the Company's net purchases for the year ended December 31, 2006 and for the transitional six month period ended December 31, 2005, respectively. Total accounts payable due to these vendors was $29,605 and zero as of December 31, 2006 and for the transitional six month period ended December 31, 2005, respectively.

Note 13. Subsequent event

On January 23, 2007 the Company issued 250,000 shares to Beer Creak Capital as part of consulting agreement.