Form 10QSB
period 2007-03-31
Sancon Resources Recovery, Inc.
filed 2007-05-16
CIK 1288195

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended   MARCH 31, 2007
                                        --------------

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from __________ to __________

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

Common Stock: par value of $0.001; 20,414,996 shares issued and outstanding on May 15, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         Sancon Resources Recovery, Inc.
                                   FORM 10-QSB


                                      INDEX

                                                                            PAGE
                                                                            ----

           Important Notice

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements  (Unaudited)                                  2

Item 2.    Management's Discussion and Analysis or Plan of Operation         10

Item 3.    Controls and Procedures                                           16

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                 16

Item 2.    Changes in Securities and Use of Proceeds                         16

Item 3.    Default Upon Senior Securities                                    16

Item 4.    Submission of Matters to a Vote of Security Holders               16

Item 5.    Other Information                                                 16

Item 6.    Exhibits                                                          17

           Signatures                                                        18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                    SANCON RESOURCES RECOVERY, INC.
                                       CONSOLIDATED BALANCE SHEET
                                              (UNAUDITED)


                                           Assets                                   MARCH 31, 2007

   Current assets
     Cash and cash equivalents                                                 $               60,127
     Trade receivables                                                                        450,456
     Advance to suppliers                                                                      29,434
     Inventory                                                                                 35,359
     Other current assets                                                                      23,668
     Due from related party                                                                    16,681
                                                                               -----------------------
        TOTAL CURRENT ASSETS                                                                  615,725

   Property, plant & equipment, net                                                           261,806

                                                                               -----------------------
     TOTAL ASSETS                                                              $              877,531
                                                                               =======================

                             LIABILITIES & SOTCKHOLDERS' DEFICIT

   Current liabilities
     Trade payables                                                            $              527,045
     Capital lease - current                                                                    5,930
     Accrued expenses and other payables                                                       69,064
     Advances                                                                                  16,650
     Due to related parties                                                                    18,034
     Other payables                                                                            24,151
                                                                               -----------------------
        TOTAL CURRENT LIABILITY                                                               660,874

   Long term liability
     Due to related parties                                                                   322,862
     Capital lease                                                                             33,903
                                                                               -----------------------
     TOTAL LIABILITY                                                                        1,017,639
                                                                               -----------------------

STOCKHOLDERS' DEFICIT
   Share Capital
     Authorized: 500,000,000 common shares, par value $0.001 per share
     Issued and Outstanding: 20,414,996 shares                                                 20,415
   Additional paid-in capital                                                                 115,499
   Other comprehensive loss                                                                    (2,039)
   Accumulated deficit                                                                       (273,983)
                                                                               -----------------------
     TOTAL STOCKHOLDERS' DEFICIT                                                             (140,108)
                                                                               -----------------------
     TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                                 $              877,531
                                                                               =======================


                  The accompanying notes is an integral of these financial statements.



                                       SANCON RESOURCES RECOVERY, INC.
                                     CONSOLIDATED STATEMENTS OF OPERATION
                                                 (UNAUDITED)


                                                                FOR THE THREE MONTH PERIODS ENDED MARCH 31,
                                                                       2007                     2006
                                                               ----------------------  ----------------------

Net sales                                                       $          1,208,179    $            111,237
 Cost of sales                                                             1,016,151                  67,340
                                                               ----------------------  ----------------------
 Gross profit                                                                192,028                  43,897

Operating expenses:
 Depreciation                                                                 14,316                   6,233
 Selling, general and administrative                                         345,363                  57,675
                                                               ----------------------  ----------------------
 Total operating expenses                                                    359,679                  63,908
                                                               ----------------------  ----------------------

 Operating loss                                                             (167,651)                (20,011)

Other income (expense):
 Other income                                                                 10,751                       -
 Interest income                                                                 892                     586
                                                               ----------------------  ----------------------
 Total other income                                                           11,643                     586
                                                               ----------------------  ----------------------

Loss before income taxes                                                    (156,008)                (19,425)

 Income taxes                                                                  1,260                  (2,202)

                                                               ----------------------  ----------------------
Net loss                                                                    (157,268)                (17,223)

Other comprehensive loss:                                                       (792)                      -
Foreign currency translation loss

                                                               ----------------------  ----------------------
Net comprehensive loss                                          $           (158,060)   $            (17,223)
                                                               ======================  ======================

Earnings per share
 Basic and diluted loss per share                               $              (0.01)   $              (0.00)
                                                               ======================  ======================
 Basic & diluted weighted average shares outstanding                      20,353,198              14,897,215
                                                               ======================  ======================


                     The accompanying notes is an integral of these financial statements.




                                               SANCON RESOURCES RECOVERY, INC.
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (Unaudited)


                                                                                    FOR THE THREE MONTH PERIODS ENDED
                                                                                    MARCH 31,               MARCH 31,
                                                                                      2007                    2006
                                                                             ----------------------  ----------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                                    $           (157,268)   $            (17,223)
  Adjustments to reconcile net loss to net cash flows
  provided by (used in) operating activities:
   Depreciation and amortization                                                            16,464                   6,233
   Shares issued in lieu of compensation                                                    88,500                       -
   Changes in current assets and liabilities:
      Increase in trade receivables                                                         (5,275)                (13,561)
      Increase in inventory                                                                (35,359)                      -
      Decrease in other current assets                                                      29,551                  14,340
      Increase (decrease) in tax payable                                                     4,044                  (4,506)
      Increase (decrease) in trade payable                                                 205,194                 (20,476)
      Increase (decrease) in other current liabilities                                      (3,207)                 12,443
                                                                             ----------------------  ----------------------
   Net cash flows provided by (used in) operating activities                               142,644                 (22,750)
                                                                             ----------------------  ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                                        (8,095)                (18,716)
                                                                             ----------------------  ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan from related parties                                                               (136,787)                 33,565
  Proceeds from mortgage loan                                                                 (443)                 (1,027)
                                                                             ----------------------  ----------------------
   Net cash flows (used in) provided by investing activities                              (137,230)                 32,538
                                                                             ----------------------  ----------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                       (792)                  1,078
                                                                             ----------------------  ----------------------

NET DECREASE IN CASH & CASH EQUIVALENT                                                      (3,473)                 (7,850)

  Cash & Cash Equivalent at start of period                                                 63,600                  67,703
                                                                             ----------------------  ----------------------
  Cash & Cash Equivalent at end of period                                     $             60,127    $             59,853
                                                                             ======================  ======================

Supplemental disclosure:
Interest paid                                                                 $              1,034    $                439
Income tax paid                                                               $                  -    $                  -


                            The accompanying notes is an integral of these financial statements.

                                                             4

                         Sancon Resources Recovery, Inc.
            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       For the period ended March 31, 2007
                                   (Unaudited)


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

Note 2.  Basis of Presentation

(a)   Interim Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of Sancon management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for periods are not necessarily indicative of results for the entire year. These financial statements and accompanying notes should be read in conjunction with our annual financial statements and the notes thereto for the year ended December 31, 2006, included in our Annual Report on Form 10KSB, filed with the Securities and Exchange Commission.

(b)   Principles of Consolidation

The accompanying unaudited consolidated financial statements include all of the accounts of the Company and all of the subsidiaries under its control as of and for the period ended March 31, 2007. While the historical results for the three month period ended March 31, 2006 only include Sancon Recycling Pty Ltd. All material inter-company balances and transactions have been eliminated in consolidation.

(c)   Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred accumulated losses of $273,983 as of March 31, 2007 and working capital deficiency of $45,149. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 3.  Recent pronouncements

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

Note 4.  Summary of Significant Accounting Policies

Note 4(a).  Use of Estimates

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

Note 4(b).  Earnings Per Share

Basic earnings per share ("EPS") is calculated using net earnings (the numerator) divided by the weighted-average number of shares outstanding (the denominator) during the reporting period. Diluted EPS includes the effect from potentially dilutive securities. Diluted EPS is equal to basic EPS for all periods presented, as the Company has no potentially dilutive securities.

Note 4(c).  Revenue Recognition

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

Note 4(d).  Income Taxes

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

Note 4(e)   Reclassifications

Certain reclassifications have been made in prior years' financial statements to conform with classifications used in the current year.

Note 4(f)   Stock based payments

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

As of March 31, 2007 and 2006, the Company did not issue or make provision through the issuance of stock options to employees and directors.

Note 5.  Concentrations and commitments

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

(b).  Commitments

Office space:
The Company leases office space in Hong Kong and Australia. The lease for Australia expires in 2008, and Hong Kong in 2007. Based upon existing leases, without renewals, the minimum lease payments up to expiry are as follows:

               2007                          $     78,045
               2008                               104,060
                                             ------------
               Total                         $    182,105
                                             ============

Equipment:
In year 2005, the company purchased a vehicle under capital lease from Toyota Financial Service. The annual interest rate is 7.99% with payment term of sixty
(60) months. The payment is to be made in 59 equal monthly installments of $277.96 each and the final installment of $5,000. The balance as of March 31, 2006 amounted to $14,888 with $2,680 as current liability.

In year 2006, the company purchased a vehicle by mortgage loan from CBFC Limited ABN. The annual interest rate is 8.32% with payment term of sixty (60) months. The payment is to be made in 59 equal monthly installments of $404 each and the final installment of $7,443. The balance as of March 31, 2006 amounted to $24,945 with $3,250 as current liability.

The Company pays approximately $682 per month under these leases, the last of which expires in September 2011.

Total minimum lease payments under the above leases are as follows:


                                                                Capital
                                                                Leases
                                                        ------------------------

2008                                                     $               10,117
2009                                                                     10,117
2010                                                                     14,010
2011                                                                     13,350
                                                        ------------------------
                                                        $                47,594
Less: Amount representing interest                                        7,761
Present value of minimum lease payments                                  39,833
Less: Current portion                                                     5,930
                                                        ------------------------
                                                        $                33,903

Note 6. Depreciable Assets

Property, equipment and furnishings

Property, equipment and furnishings are stated at cost, less accumulated depreciation and any impairment in value. The carrying values are reviewed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Impairment losses are recognized in the income statement.

                                   Plant and Machinery       Vehicles         Office Equipment        Total
      At March 31, 2007


      Cost                               $303,657             $23,851               $18,435          $345,943
      Accumulated Depreciation             67,784               9,149                 7,204            84,137
                                   ------------------------------------------------------------------------------

      Net Carrying Value                 $235,873             $14,702               $11,231          $261,806
                                   ==============================================================================

Included in property and equipment is approximately $44,700 of assets, which are leased under non-cancelable leases and accounted for as capital leases, which expire through September 2011. The accumulated depreciation included in the property and equipment for these leases is approximately $11,474.

Depreciation and amortization expense for the three-month period ended March 31, 2007 and 2006 was $16,464 and $6,233, respectively.

Note 7.  Due to related parties

The amount due to related parties was due to Mr. Jack Chen, CEO and director of the Company, Mr. Cheng Guangliang, shareholder of the Company, Mr. David Chen, former CEO and shareholder, and Jimmy Yiu, directors of the Company.

Included in the amount due to related parties, there were convertible loans due to Mr. Jack Chen, Mr. Jimmy Yiu and Mr. Chen Guangliang, with 5% annual interest rate, amounting of $10,000, $5,021 and $3,013 respectively, being matured in May 2008. The principals of the loans can be converted into the Company's common stock at $0.39 per share.

Other than those convertible loans, the amount due to and from related parties represented

a) loan from Mr. Jack Chen of $288,862, without interest, unsecured and due on demand, for the Company's normal operation.
b) loan to Mr. Chen Guang Liang of $16,681, without interest, unsecured and due on demand for the Company's normal operation.
c) loan from Mr. David Chen of $34,000, without interest, unsecured and due on demand, for the Company's normal operation.

Guang Cheng International Trading Ltd sold $196,975 worth of goods to Shenzhen Sanjiang Plastic Factory, owned by the father of the sole director of Guang Cheng International Trading Ltd during the period ended March 31, 2007.

Note 8.  Stockholders equity

During the three month period ended March 31, 2007, the Company issued 250,000 shares to consultants recorded at the fair market value of $88,500.

Note 9.  Segmental information

Following is a summary of segment information by geographic unit for the three month period ended March 31, 2007:

                           Australia     Hong Kong     Un-allocated       Total


Sales,net                    255,700      952,479                -     1,208,179

Net income (loss)              1,122        5,057        (163,447)     (157,268)
Total assets                 423,843      448,188           5,500        877,531

Capital expenditure            8,095            -                -         8,095

Depreciation                  16,464            -                -        16,464

During the three month period ended March 31, 2006, the Company operated under one segment.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Item 2(a). Discussion for the Interim Operations and Financial Condition

Introduction

Management's discussion and analysis of results of operations and financial condition ("MD&A") is provided as a supplement to the accompanying financial statements and footnotes to help provide an understanding of our financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:
      o Caution concerning forward-looking statements and risk factors. This section discusses how certain forward-looking statements made by us throughout the MD&A and in the financial statements are based on our present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.
      o Overview. This section provides a general description of our business, as well as recent developments that we believe are important in understanding the results of operations and to anticipate future trends in those operations.
      o Results of operations. This section provides an analysis of our results of operations for the three months and Three months ended March 31, 2007 compared to the same period in 2006. A brief description is provided of transactions and events, including any related party transactions that affect the comparability of the results being analyzed.
      o Liquidity and capital resources. This section provides an analysis of our financial condition and cash flows for the three months ended March 31, 2007 and 2006.
      o Critical accounting policies. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

EMPLOYEES

At March 31, 2007, the Company had 10 employees in total (excluding consultants), in sales and marketing, finance, logistic, and administration. None of the Company's employees is covered by a collective bargaining agreement and the Company believes its employee relations are satisfactory.

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

As a public company, Sancon is subject to certain regulatory requirements including, but not limited to, compliance with Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX404"). Such compliance results in significant additional costs to the Company by increased audit and consulting fees, and the time required by management to address the regulations. The SEC has recently delayed the implementation date of SOX404 for non-accelerated filers until the fiscal year ended December 31, 2007. However, should the Company successfully fulfill its plans to procure financing and expand its operations, the Company may come under the accelerated filer definition, and be required to comply with SOX404 before December 31, 2007. In any case, such costs will likely affect adversely the Company's business, financial condition and results of operations.

Results of Operations - Comparison between the three months ended March 31, 2007 and same periods of 2006

Sales

Sales are generated by the sale of recyclable materials. The sales in Q1 2007 were $1,208,179, representing a 986% increase compared to the sales of $111,237 in same period of 2006. The sharp increases were mainly due to the significant sales amount contributed from DFSL and Guangcheng, which started their operation in Q3 2006. In 2006, the Company set up its wholly-owned subsidiary Guangcheng in Hong Kong and restructured DFSL's business. The both companies are engaged in recycling material trading business.

Cost of Sales

The cost of sales is the direct cost for sale of the recycling materials. In Q1 2007, the cost of the recyclable materials was $1,016,151. It is 1,409% increase as compared to the cost of sales of $67,340 in Q1 2006. The significant increase of cost of sales is in line with the increase of sales during the quarter ended March 31 2007. The gross margin dropped significantly due to the large portion of trading business included in the quarter ended March 31, 2007, with lower margin as compared to the sole processing operations in the three months period ended March 31, 2006.

Selling, General and Administrative Expenses ("SG&A expenses")

SG&A expenses increased by $259,771 or 463% to $359,679 in Q1 2007 compared to the same period of 2006. The increased amounts were composed of $75,530 increased SG&A of Sancon Reclyling Party Ltd. and $184,241 of Sancon USA, DFSL and Guang Cheng which were consolidated as a result of reverse takeover in December 2005.

Depreciation Expense

Depreciation expense increased to $14,316 in Q1 2007 from $6,233 in same period f 2006. The increases were due to the purchase of plant and machinery in Q1 2007 and Q2, 2006.

Liquidity and Capital Resources

As shown in the accompanying financial statements, the Company still suffered accumulated loss of $273,983 as of March 31, 2007. In addition, our working capital is negative $45,149.

Our ability to continue as a going concern depends on the success of our plan to seek funding sources and the success of our future operations.

Operating Activities

The net cash provided by operating activities from the three months period ended on March 31, 2007 amounted to $142,644 compared to $22,750 used in the same period of year 2006. The net cash inflow from operating activities in Q1 2007 was mainly due to the increase of trade payable $205,194, increase of inventory of $35,359 and trade receivable of $5,275, depreciation and amortization of $16,464, decrease of other current assets of $29,551 and netting of net operating loss of $157,268.

Investing Activities

Net cash used in investing activities amounted to $8,095 during the three months period ended on March 31, 2007 compared to $18,716 during the same period of year 2006. The net cash outflows primarily resulted from the purchase of property and equipment.

Financing Activities

Net cash used by financing activities amounted to $137,230 during the three months period ended on March 31, 2007 compared to net cash obtained from financing activities of $32,538 during the same period in year 2006. The net cash outflow in Q1 2007 was mainly due to repayment of shareholders' loan of $136,787.

The Company has financed its growth by utilizing cash reserves and loan from directors. Loan from directors usually was unsecured, and no payment term and without interest bearing. The Company's primary use of funds is for the purchase of equipment for operation and the purchase of inventory.

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

During the three months ended March 31, 2007, there were no changes in our internal accounting controls or in other factors that materially affected our internal controls over financial reporting.


PART II.  OTHER INFORMATION

Item 1.  Unregistered Sales of Equity Securities and Use of Proceeds.

  Date        Type        Amount      Person      Consideration      Transaction

23-Jan-07  common share   250,000   BEAR GREEK       $88,500           Expenses

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

Item 5.  Other Information.

None.

Item 6.  Exhibits

The following list describes the exhibits filed as part of this Report on Form 10-QSB.

Exhibit
Number    Note   Description of Document

3.1       (1)    Articles of Incorporation of Financial Telecom Limited (USA), Inc.
3.2       (1)    Amended and Restated Bylaws of Financial Telecom Limited (USA), Inc.
10.1      (1)    Agreement between Hong Kong Futures Exchange Limited and Financial Telecom Limited
10.2      (1)    Market Service Datafeed Agreement between Stock Exchange Information Services Limited and Financial Telecom Limited
10.3      (2)    Option agreement dated December 14, 2004 between Fintel Group Limited and shareholders of Shanghai Longterms
                 Technology Limited.
10.4      (2)    Option agreement dated January 5, 2005 between Fintel Group Limited and shareholders of Beijing JCL
                 Technology Commerce Limited.
10.5      (2)    Option agreement dated January 20, 2005 between Fintel Group Limited and shareholders of Shanghai Qianhou
                 Computer Technology Limited.
10.6      (2)    Independent contractor agreement between Fintel Group Limited and Mr. Sam Chong Keen.
10.7      (2)    Independent contractor agreement between Fintel Group Limited and Info Media Company.
10.8      (2)    Independent contractor agreement between Fintel Group Limited and China Digital Distribution Limited.
10.9      (3)    Sales and purchase agreement dated March 25, 2005 between Fintel Group Limited and shareholders of Enjoy
                 Media Holdings Limited
10.10     (4)    Sales and purchase agreement dated April 25, 2005 between Fintel Group Limited and shareholders of Beijing
                 Genial Technology Co. Ltd.
10.11     (4)    Option agreement dated March 7, 2005 between Fintel Group Limited and shareholders of Beijing Sinoskyline technology Trading Co. Ltd.
14.1      (9)    Code of Ethics
16.1      (7)    Change in Certifying Accountants
16.2      10)    Incorporated herein by reference to registrant's Current Report on Form 8K/A (File No. 000-50760) filed July
                 7, 2006.
17.1      (6)    Correspondence on departure of Directors
20.1      (8)    Proxy Statement dated December 6, 2005
21.1      (5)    Subsidiaries of the registrant
24.1      (5)    Power of Attorney
31.1      (5)    Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
                 302 of the Sarbanes-Oxley Act of 2002
31.2      (5)    Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
                 302 of the Sarbanes-Oxley Act of 2002
32.1      (5)    Certification of Officers, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
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


                                                Sancon Resources Recovery, Inc.

Date: May 15, 2007
                                                By: /s/ Jack Chen
                                                --------------------------------
                                                Jack Chen
                                                Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                Sancon Resources Recovery, Inc.


Date: May 15, 2007                              By: /s/ David Chen
                                                --------------------------------
                                                David Chen
                                                Chairman


Date: May 15, 2007                              By: /s/ Jimmy Yiu
                                                --------------------------------
                                                Jimmy Yiu
                                                Director


Date: May 15, 2007                              By: /s/ Cong Yuanli
                                                --------------------------------
                                                Cong Yuanl
                                                Independent Director


Date: May 15, 2007                              By: /s/ Jack Chen
                                                --------------------------------
                                                Jack. Chen
                                                Director