Form 10QSB
period 2007-06-30
Sancon Resources Recovery, Inc.
filed 2007-08-14
CIK 1288195

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                  For the transition period from ___ to _______

                        Commission file number 000-50760


                         Sancon Resources Recovery, Inc.
        (Exact name of small business issuer as specified in its charter)


                    Nevada                           58-2670972
        (State or other jurisdiction of            (IRS Employee
         incorporation or organization)         Identification No.)


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

Check whether the registrant filed all documents and reports required by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock: par value of $0.001; 20,414,996 shares issued and outstanding on August 14, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Sancon Resources Recovery, Inc.

                                   FORM 10-QSB


                                      INDEX

                                                                            Page
                                                                            ----


PART I.   FINANCIAL INFORMATION                                                3

Item 1.   Financial Statements  (Unaudited)                                  3-5

Item 2.   Management's Discussion and Analysis or Plan of Operation           11

Item 3.   Controls and Procedures                                             17

PART II.  OTHER INFORMATION                                                   18

Item 1.   Legal Proceedings                                                   18

Item 2.   Changes in Securities and Use of  Proceeds                          18

Item 3.   Default Upon Senior Securities                                      18

Item 4.   Submission of Matters to a Vote of Security Holders                 18

Item 5.   Other Information                                                   18

Item 6.   Exhibits                                                            19

          Signatures                                                          20


PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                         SANCON RESOURCES RECOVERY, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                            Assets                                JUNE 30, 2007
                                                                 ---------------

  Current assets
    Cash and cash equivalents                                    $       19,259
    Trade receivables                                                   121,951
    Advance to suppliers                                                265,096
    Inventory                                                           137,492
    Prepaid expenses                                                     30,883
    Due from related parties                                             30,000
    Investment in convertible notes                                     200,000
                                                                 ---------------
      TOTAL CURRENT ASSETS                                              804,681

  Property, plant & equipment, net                                      260,190
  Security deposit                                                        9,337
                                                                 ---------------
      TOTAL ASSETS                                               $    1,074,208
                                                                 ===============

                Liabilities & Stockholders' Equity

  Current liabilities
    Trade payables                                               $      445,902
    Capital lease - current                                               6,359
    Accrued expenses                                                     25,569
    Advances                                                             16,650
    Due to related parties                                              129,953
    Other payables                                                       47,493
                                                                 ---------------
      TOTAL CURRENT LIABILITY                                           671,926

  Long term liability
    Due to related parties                                              333,224
    Capital lease                                                        33,990
                                                                 ---------------
      TOTAL LIABILITY                                                 1,039,140
                                                                 ---------------

STOCKHOLDERS' EQUITY
  Share Capital
    Authorized: 500,000,000 common shares, par value $0.001
    per share Issued and Outstanding: 20,414,996 shares                  20,415
  Additional paid-in capital                                            115,499
  Shares to be issued                                                   240,000
  Other comprehensive loss                                               (5,709)
  Accumulated deficit                                                  (335,137)
                                                                 ---------------
      TOTAL STOCKHOLDERS' EQUITY                                         35,068
                                                                 ---------------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                   $    1,074,208
                                                                 ===============


The accompanying notes form an integral part of these unaudited financial statements.


                                                SANCON RESOURCES RECOVERY, INC.
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          (UNAUDITED)


                                                   THREE MONTH PERIODS ENDED JUNE 30,       SIX MONTH PERIODS ENDED JUNE 30,
                                                        2007                2006                2007                2006
                                                  ----------------    ----------------    ----------------    ----------------
Net Sales                                         $     1,689,650     $       172,725     $     2,897,829     $       286,047
  Cost of sales                                         1,516,097              90,618           2,532,248             141,345
                                                  ----------------    ----------------    ----------------    ----------------
  Gross profit                                            173,553              82,107             365,581             144,702

Operating Expenses
  Depreciation                                             21,343              12,380              35,659              19,689
  Selling, General and Administrative                     208,365              75,725             553,728             146,428
                                                  ----------------    ----------------    ----------------    ----------------
  Total operating expenses                                229,708              88,105             589,387             166,117

  Operating Loss                                          (56,155)             (5,998)           (223,806)            (21,415)

Other Income (Expense)
  Other income (expenses)                                  (1,301)              1,452               9,450               2,050
  Interest income                                           1,018                (749)              1,910                (757)
                                                  ----------------    ----------------    ----------------    ----------------
  Total other income (loss)                                  (238)                703              11,360               1,293

Loss from continued operations before income
  taxes and discontinued operations                       (56,438)             (5,295)           (212,446)            (20,122)

Discontinued Operation
  Gain on Disposal of Subsidiary                                -              18,041                   -              18,041

                                                  ----------------    ----------------    ----------------    ----------------
Income/(loss) before income taxes                         (56,438)             12,746            (212,446)             (2,081)

  Income taxes                                              4,716                   -               5,976               2,206

                                                  ----------------    ----------------    ----------------    ----------------
Net income (loss)                                 $       (61,154)    $        12,746     $      (218,422)    $        (4,287)
                                                  ================    ================    ================    ================

Other comprehensive loss                                   (3,670)                  -              (4,462)                  -

                                                  ----------------    ----------------    ----------------    ----------------
Net comprehensive income/(loss)                           (64,824)             12,746            (222,884)             (4,287)
                                                  ================    ================    ================    ================


Earnings (loss) per share:
  Basic & diluted earnings/(loss) per share       $         (0.00)    $          0.00     $         (0.01)    $         (0.00)
                                                  ================    ================    ================    ================
  Basic & diluted weighted average shares
    outstanding                                        20,414,996          16,587,771          20,383,403          15,751,782
                                                  ================    ================    ================    ================


                     The accompanying notes form an integral part of these unaudited financial statements.


                                       SANCON RESOURCES RECOVERY, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)


                                                                           FOR THE SIX MONTH PERIODS ENDED
                                                                            JUNE 30,            JUNE 30,
                                                                              2007                2006
                                                                        ----------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                              $      (218,422)    $        (4,287)
  Adjustments to reconcile net loss to net cash flows
  provided by (used in) operating activities:
    Depreciation and amortization                                                35,659              19,689
    Gain on disposal of investment/subsidiary                                         -             (18,041)
    Shares issued in lieu of compensation                                        88,500                   -
    Changes in current assets and liabilities:
       Decrease (increase) in trade receivables                                 323,230              35,472
       Decrease (increase) in inventory                                        (137,492)             (3,598)
       Decrease (increase) in advance to suppliers                             (247,678)                  -
       Decrease (increase) in other current assets                               49,407                   -
       Increase (decrease) in tax payable                                         1,046              26,077
       Increase (decrease) in trade payable                                     141,921              (4,180)
       Increase (decrease) in other current liabilities                         (65,769)             (2,818)
                                                                        ----------------    ----------------
    Net cash flows provided by (used in) operating activities                   (29,598)             48,314
                                                                        ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                            (25,674)           (150,182)
  Cash acquired due to acquisitions                                                   -              71,564
  Cash decreased due to investment in convertible notes                        (200,000)                  -
  Cash decreased due to disposal of subs                                              -             (67,807)
                                                                        ----------------    ----------------
    Net cash flows used in investing activities                                (225,674)           (146,425)

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash acquired due to subscription                                             240,000                   -
  Loan from related parties                                                     (59,282)            140,813
  Proceeds from (payment of) mortgage loan                                       34,675              (1,888)
                                                                        ----------------    ----------------
    Net cash flows provided by financing activities                             215,393             138,925
                                                                        ----------------    ----------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          (4,462)             (4,755)
                                                                        ----------------    ----------------

NET INCREASE(DECREASE) IN CASH & CASH EQUIVALENT                                (44,341)             36,059

  Cash & Cash Equivalent at start of period                                      63,600              68,364
                                                                        ----------------    ----------------
  Cash & Cash Equivalent at end of period                               $        19,259     $       104,423
                                                                        ================    ================

Supplemental disclosure:
Interest paid                                                           $         1,865     $           757
Income tax paid                                                         $             -     $             -


            The accompanying notes form an integral part of these unaudited financial statements.

                                                      5

                         Sancon Resources Recovery, Inc.
            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       For the period ended June 30, 2007
                                   (Unaudited)


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

The Sancon group comprises the following companies:

    Registered Name                                               Domicile      Owner       % held     Status
    (business is conducted under the registered names)
    Digital Financial Service Limited ("DFSL" hereinafter)        Hong Kong     Sancon      100        Active
    Sancon Recycling Pty Ltd.                                     Australia     Sancon      100        Active
    Guang Cheng Int'l Trading Ltd. ("Guang Cheng" hereinafter)    Hong Kong     Sancon      100        Active

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

(b)  Principles of Consolidation

The accompanying unaudited consolidated financial statements include all of the accounts of the Company and all of the subsidiaries under its control as of and for the period ended June 30, 2007. While the historical results for the six month period ended June 30, 2006 only include Sancon Recycling Pty Ltd. All material inter-company balances and transactions have been eliminated in consolidation.

(c) Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred accumulated losses of $335,137 as of June 30, 2007 and net loss of $218,422 for the nine month period ended June 30, 2007. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 3.  Recent pronouncements

In September 2006, FASB issued SFAS 157 "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

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

Note 4(e).  Reclassifications

Certain reclassifications have been made in prior years' financial statements to conform to classifications used in the current year.

Note 4(f).  Stock based payments

During December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123". This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2005 and has adopted the interim disclosure provisions in its financial reports for the subsequent periods.

Effective January 1, 2006, the beginning of Sancon's first fiscal quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements for granted stock options, since the related purchase discounts exceeded the amount allowed under SFAS 123R for non-compensatory treatment. Compensation expense recognized included: the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R; and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated, as provided for under the modified-prospective method.

As of June 30, 2007 and 2006, the Company did not issue or make provision through the issuance of stock options to employees and directors.

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

(b). Commitments

Office space:
The Company leases office space in Hong Kong and Australia. The lease for Australia expires in 2008, and Hong Kong in 2007. Based upon existing leases, without renewals, the minimum lease payments up to expiry are as follows:


                2007                    $       52,030
                2008                           104,060
                                        ---------------
                Total                   $      156,090
                                        ===============

Equipment:
In year 2005, the company purchased a vehicle under capital lease from Toyota Financial Service. The annual interest rate is 7.99% with payment term of sixty
(60) months. The payment is to be made in 59 equal monthly installments of $277.96 each and the final installment of $5,000. The balance as of June 30, 2007 amounted to $15,188 with $2,394 as current liability.

In year 2006, the company purchased a vehicle by mortgage loan from CBFC Limited ABN. The annual interest rate is 8.32% with payment term of sixty (60) months. The payment is to be made in 59 equal monthly installments of $404 each and the final installment of $7,443. The balance as of June 30, 2007 amounted to $25,161 with $3,965 as current liability.

The Company pays approximately $682 per month under these leases, the last of which expires in September 2011.

Total minimum lease payments under the above leases are as follows:

                                                     Capital
                                                      Leases
                                                ------------------
2008                                                       10,117
2009                                                       10,117
2010                                                       14,010
2011                                                       13,350
                                                ------------------
                                                $          47,594
Less: Amount representing interest                          7,245
Present value of minimum lease payments                    40,349
Less: Current portion                                       6,359
                                                ------------------
                                                $          33,990
                                                ==================

Note 6.  Convertible Notes

The Company invested in the Convertible Note of US$200,000, which issued on June 1, 2007 by Sancon Resource Recovery (Shanghai) Co., Ltd. ("Sancon SH"), a corporation organized under the laws of the People's Republic of China. The convertible note with 0% interest bearing shall become due and payable on the first anniversary of the issue date. At any time prior to the issue date, at the option of Sancon USA in its sole discretion, the convertible note may be converted into 70% equity interest in Sancon SH.

Note 7.  Property, plant & equipment

Property, plant, & equipment are stated at cost, less accumulated depreciation and any impairment in value. The carrying values are reviewed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Impairment losses are recognized in the income statement.

                                  Plant and Machinery       Vehicles          Office Equipment          Total
    At June 30, 2007
    Cost                                     $319,088              $25,063              $19,371             $363,522
    Accumulated Depreciation                   84,824               10,345                8,163              103,332
                                  -------------------  -------------------  -------------------  -------------------
    Net Carrying Value                       $234,264              $14,718              $11,208             $260,190
                                  ===================  ===================  ===================  ===================

Included in property and equipment is approximately $44,700 of assets, which are leased under non-cancelable leases and accounted for as capital leases, which expire through September 2011. The accumulated depreciation included in the property and equipment for these leases is approximately $12,504.

Depreciation and amortization expense for the six-month period ended June 30, 2007 and 2006 was $35,659 and $19,689, respectively.

Note 8.  Due to related parties

The amount due to related parties was due to Mr. Jack Chen, CEO and director of the Company, Mr. Cheng Guangliang, shareholder of the Company, Mr. David Chen, former CEO and shareholder, and Jimmy Yiu, directors of the Company.

Included in the amount due to related parties, there were loans due to Mr. David Chen, Mr. Jimmy Yiu and Mr. Chen Guangliang, amounting of $35,853, $5,021 and $89,079 respectively.

Other than those convertible loans, the amount due to and from related parties represented:

a) loan from Mr. Jack Chen of $299,224, without interest, unsecured and due on demand, for the Company's normal operation.
b) loan from Mr. David Chen of $34,000, without interest, unsecured and due on demand, for the Company's normal operation.
c) loan to Mr. Jack Chen of $30,000, without interest, unsecured and due on demand for the Company's normal operation.

Guang Cheng International Trading Ltd sold $457,332 worth of goods to Shenzhen Sanjiang Plastic Factory, owned by the father of the sole director of Guang Cheng International Trading Ltd during the period ended June 30, 2007.

Note 9.  Stockholders equity

During the six month period ended June 30, 2007, the Company issued 250,000 shares to consultants recorded at the fair market value of $88,500.

Note 10. Segmental information

Following is a summary of segment information by geographic unit for the six month period ended June 30, 2007:

                        Australia     Hong Kong     Un-allocated        Total

Sales, net                576,572     2,321,257                -      2,897,829
Net income (loss)         (89,068)       25,112         (154,466)      (218,422)
Total assets              407,032       426,114          241,062      1,074,208
Capital expenditure        25,674             -                -         25,674
Depreciation               35,659             -                -         35,659

During the six month period ended June 30, 2006, the Company operated under one segment.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Item 2(a). Discussion for the Interim Operations and Financial Condition

Introduction

Management's discussion and analysis of results of operations and financial condition ("MD&A") is provided as a supplement to the accompanying financial statements and footnotes to help provide an understanding of our financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

     o Caution concerning forward-looking statements and risk factors. This section discusses how certain forward-looking statements made by us throughout the MD&A and in the financial statements are based on our present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.
     o Overview. This section provides a general description of our business, as well as recent developments that we believe are important in understanding the results of operations and to anticipate future trends in those operations.
     o Results of operations. This section provides an analysis of our results of operations for the three months and six months ended June 30, 2007 compared to the same period in 2006. A brief description is provided of transactions and events, including any related party transactions that affect the comparability of the results being analyzed.
     o Liquidity and capital resources. This section provides an analysis of our financial condition and cash flows for the six months ended June 30, 2007 and 2006.
     o Critical accounting policies. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

The following discussion should be read in conjunction with our financial statements and the notes thereto, and the other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from projected results, due to a number of factors beyond our control. We do not undertake to publicly update or revise any of our forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider our discussions regarding the various factors, which affect our business, included in this section and elsewhere in this report.

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

Dependence Upon Management

Our future performance and success is dependant upon the efforts and abilities of our Management. To a very significant degree, we are dependent upon the continued services of Jack Chen, CEO & Director of the Company. If the Company lost the services of Mr. Chen, or other key employees before we could get qualified replacements that loss could materially adversely affect our business. We do not maintain key man life insurance on any of our Management.

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

Limited Market Due To Penny Stock

The Company's stock differs from many stocks, in that it is a "penny stock". The Securities and Exchange Commission has adopted a number of rules to regulate "penny stock". These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities and Exchange Act of 1934, as amended. Because our securities probably constitute "penny stock" within the meaning of the rules, the rules would apply to us and our securities. The rules may further affect the ability of owners of our stock to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all. Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34- 29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include: - Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; - Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; - "Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; - Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and - The wholesale dumping of the same securities by promoters and broker- dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses. Furthermore, the "penny stock" designation may adversely affect the development of any public market for the Company's shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in "penny stock" is suitable for customers. Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange;
(iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years. Section 15(g) of the Exchange Act and Rule 15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor`s account. Potential investors in the Company`s common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock". Rule 15g-9 of the Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in
(ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for the Company's stockholders to resell their shares to third parties or to otherwise dispose of them.

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

THE TREND IN CHINESE MARKET

The Chinese demand for secondary plastics and recycled plastics already runs into 8 million tons per year according to Chinese State Environmental Protection Agency. Our near-term growth strategy is to first strengthen our relationships with our existing major suppliers in Japan and the USA to offer large selection of plastic products; secondly, we aim to increase our processing capacity for plastic materials at our existing facilities in Australia for export to China. The well established trust on quality control of the recycled materials with Sancon's customers in China, and our aggressive expansion plans laid the groundwork firmly for long-term growth.

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

SERVICES OFFERED TO OUR CLIENTS

Sancon strives to take an all-inclusive approach to provide eco-friendly solutions leading to the sustainable use of waste materials. Our services include collection from manufacturing and commercial sites, re-process waste materials to increase recyclability, end-of-life disassembly, redeployment of recyclable materials, and destruction of sensitive materials and products.

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

But the management has identified several key points which will give Sancon the competitive edge in the market place:
1)   Sancon offers large selection of plastic raw materials to our customers.
2) With our operations in Melbourne Australia and new processing facility opened up in Sydney, Sancon will cut out the middle man by selling direct to our partners and customs in China to protect our company's profit margin.
3) Hong Kong trading operation will source recycled materials globally for to meet the increasing demand from our customers in China.
4) Working closely with more processing partners in China will add value to our products. 5) Industry know-how and management team's ability to ensure all major milestones are achieved.

EMPLOYEES

At June 30, 2007, the Company had 10 employees in total (excluding consultants), in sales and marketing, finance, logistic, and administration. None of the Company's employees is covered by a collective bargaining agreement and the Company believes its employee relations are satisfactory.

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

As a public company, Sancon is subject to certain regulatory requirements including, but not limited to, compliance with Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX404"). Such compliance results in significant additional costs to the Company by increased audit and consulting fees, and the time required by management to address the regulations. The SEC has recently delayed the implementation date of SOX404 for non-accelerated filers until the fiscal year ended December 31, 2007. However, should the Company successfully fulfill its plans to procure financing and expand its operations; the Company may come under the accelerated filer definition, and be required to comply with SOX404 before December 31, 2007. In any case, such costs will likely affect adversely the Company's business, financial condition and results of operations.

Results of Operations - Comparison between the three and six months ended June 30, 2007 and same periods of 2006.

Sales

Sales are generated by the sale of recyclable materials. The sales in Q2 2007 were $1,689,650, representing a 878% increase compared to the sales of $172,725 in same period of 2006. The sharp increases were mainly due to the significant sales amount contributed from DFSL and Guangcheng, which started their operation in Q3 2006. In 2006, the Company set up its wholly-owned subsidiary Guangcheng in Hong Kong and restructured DFSL's business. The both companies are engaged in recycling material trading business. And sales for six months ended on June 30 for the year 2007 and 2006 were $2,897,829 and $286,047 respectively.

Cost of Sales

The cost of sales is the direct cost for sale of the recycling materials. In Q2 2007, the cost of the recyclable materials was $1,516,097. It is 1573% increase as compared to the cost of sales of $90,618 in Q2 2006. The significant increase of cost of sales is in line with the increase of sales during the quarter ended June 30, 2007. And cost of sales for six months ended on June 30 for the year 2007 and 2006 were $2,532,248 and $141,345 respectively.

Selling, General and Administrative Expenses ("SG&A expenses")

SG&A expenses increased by $132,640 or 175% to $208,365 in Q2 2007 compared to the same period of 2006. The increased amounts were composed of $59,895 increased SG&A of Sancon Recycling Party Ltd. and $72,745 of Sancon USA, DFSL and Guang Cheng which were consolidated as a result of reverse takeover in December 2005. SG&A expenses increased by $407,300 to $553,728 during six months period ended on June 30, 2007 compared with the same period of year 2006.

Depreciation Expense

Depreciation expense increased to $21,343 in Q2 2007 from $12,380 in same period of 2006. The expenses increased from $19,689 to $35,659 during six months period ended on June 30, 2007 compared with same period in year 2006. The increases were due to the purchase of plant and machinery.

Liquidity and Capital Resources

As shown in the accompanying financial statements, the Company still suffered accumulated loss of $335,137 as of June 30, 2007. In addition, our working capital is positive $132,755.

Our ability to continue as a going concern depends on the success of our plan to seek funding sources and the success of our future operations.

Operating Activities

The net cash used by operating activities from the six months period ended on June 30, 2007 amounted to $29,598 compared to $48,314 provided in the same period of year 2006. The net cash outflow from operating activities in the six months period ended on June 30, 2007 was mainly due to the increase of inventory of $137,492, increase of advance to suppliers $247,678, and other current liabilities of $65,769, and netting of net operating loss of $218,422.

Investing Activities

Net cash used in investing activities amounted to $225,674 during the six months period ended on June 30, 2007 compared to $146,425 during the same period of year 2006. The net cash outflows primarily resulted from the purchase of property and equipment, and the investment in convertible notes.

The Company invested in the Convertible Note of US$200,000, which issued on June 1, 2007 by Sancon Resource Recovery (Shanghai) Co., Ltd. ("Sancon SH"), a corporation organized under the laws of the People's Republic of China. The convertible note with 0% interest bearing shall become due and payable on the first anniversary of the issue date. At any time prior to the issue date, at the option of Sancon USA in its sole discretion, the convertible note may be converted into 70% equity interest in Sancon SH.

Financing Activities

Net cash provided by financing activities amounted to $215,393 during the six months period ended on June 30, 2007 compared to net cash obtained from financing activities of $138,925 during the same period in year 2006. The net cash inflow in the six months period ended on June 30, 2007 was mainly due to stock subscription of $240,000.

The Company has financed its growth by utilizing cash reserves and loan from directors. Loan from directors usually was unsecured, and no payment term and without interest bearing. The Company's primary use of funds is for the purchase of equipment for operation and the purchase of inventory.

Inflation

In the opinion of management, inflation has not had a material effect on the Company's financial condition or results of its operations.

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

STOCK-BASED COMPENSATION

During December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123". This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2005 and has adopted the interim disclosure provisions in its financial reports for the subsequent periods.

Effective January 1, 2006, the beginning of Sancon's first fiscal quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements for granted stock options, since the related purchase discounts exceeded the amount allowed under SFAS 123R for non-compensatory treatment. Compensation expense recognized included: the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R; and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated, as provided for under the modified-prospective method.

As of June 30, 2007 and 2006, the Company did not issue or make provision through the issuance of stock options to employees and directors.

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

During the six months ended June 30, 2007, there were no changes in our internal accounting controls or in other factors that materially affected our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

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

Item 5.  Other Information.

None.

Item 6.  Exhibits

The following list describes the exhibits filed as part of this Report on Form 10-QSB.


Exhibit
Number    Note                            Description of Document
------    ----                            -----------------------
3.1       (1)    Articles of Incorporation of Financial Telecom Limited (USA), Inc.
3.2       (1)    Amended and Restated Bylaws of Financial Telecom Limited (USA), Inc.
10.1      (1)    Agreement between Hong Kong Futures Exchange Limited and Financial Telecom Limited.
10.2      (1)    Market Service Datafeed Agreement between Stock Exchange Information Services Limited and Financial Telecom Limited.
10.3      (2)    Option agreement dated December 14, 2004 between Fintel Group Limited and shareholders of Shanghai Long terms Technology Limited.
10.4      (2)    Option agreement dated January 5, 2005 between Fintel Group Limited and shareholders of Beijing JCL Technology Commerce Limited.
10.5      (2)    Option agreement dated January 20, 2005 between Fintel Group Limited and shareholders of Shanghai Qianhou Computer Technology Limited.
10.6      (2)    Independent contractor agreement between Fintel Group Limited and Mr. Sam Chong Keen.
10.7      (2)    Independent contractor agreement between Fintel Group Limited and Info Media Company.
10.8      (2)    Independent contractor agreement between Fintel Group Limited and China Digital
                 Distribution Limited.
10.9      (3)    Sales and purchase agreement dated March 25, 2005 between Fintel Group Limited and shareholders of Enjoy Media Holdings Limited.
10.10     (4)    Sales and purchase agreement dated April 25, 2005 between Fintel Group Limited and shareholders of Beijing Genial Technology Co. Ltd.
10.11     (4)    Option agreement dated March 7, 2005 between Fintel Group Limited and shareholders of Beijing Sinoskyline technology Trading Co. Ltd.
14.1      (9)    Code of Ethics.
16.1      (7)    Change in Certifying Accountants.
16.2     (10)    Incorporated herein by reference to registrant's Current Report on Form 8K/A
                 (File No. 000-50760) filed July 7, 2006.
17.1      (6)    Correspondence on departure of Directors.
20.1      (8)    Proxy Statement dated December 6, 2005.
21.1      (5)    Subsidiaries of the registrant.
24.1      (5)    Power of Attorney.
31.1      (5)    Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley  Act of 2002.
31.2      (5)    Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley  Act of 2002.
32.1      (5)    Certification of Officers, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                                 Sancon Resources Recovery, Inc.

Date: August 14, 2007
                                                               By: /s/ Jack Chen
                                                 -------------------------------
                                                                       Jack Chen
                                                         Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                 Sancon Resources Recovery, Inc.

Date: August 14, 2007                                         By: /s/ David Chen
                                                 -------------------------------
                                                                      David Chen
                                                                        Chairman


Date: August 14, 2007                                          By: /s/ Jimmy Yiu
                                                 -------------------------------
                                                                       Jimmy Yiu
                                                                        Director


Date:  August 14, 2007                                       By: /s/ Cong Yuanli
                                                 -------------------------------
                                                                     Cong Yuanli
                                                            Independent Director


Date:  August 14, 2007                                         By: /s/ Jack Chen
                                                 -------------------------------
                                                                      Jack. Chen
                                                                        Director