Form 10QSB
period 2007-09-30
Sancon Resources Recovery, Inc.
filed 2007-11-16
CIK 1288195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

¢	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ___ to _______

Commission file number 000-50760

Sancon Resources Recovery, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	58-2670972
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

1507 Greenland Commercial Centre
1258 Yuyuan Road, Shanghai, China 200050
(Address of principal executive offices)

(+61) 3 97922555
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock: par value of $0.001; 20,414,996 shares issued and outstanding on September 30, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Sancon Resources Recovery, Inc.
FORM 10-QSB

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SANCON RESOURCES RECOVERY, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

Assets	September 30, 2007

Current assets
Cash and cash equivalents	$454,428
Trade receivables	293,481
Advance to suppliers	734
Inventory	23,908
Prepaid expenses	73,458
Due from related parties	73,275
Total current assets	919,284

Property, plant & equipment, net	429,164
Security deposit	9,772
Total Assets	$1,358,220

Liabilities & Stockholders' Deficit

Current liabilities
Trade payables	$392,368
Capital lease - current	8,364
Accrued expenses	26,502
Advances	16,650
Tax payable	120,725
Other payables	159,201
Shares to be issued	240,000
Total current liability	963,810

Long term liability
Due to related party	327,702
Capital lease	53,491
Total liability	1,345,003

Minority Interest	131,136

Stockholders' Deficit
Share Capital
Authorized: 500,000,000 common shares, par value $0.001 per share
Issued and Outstanding: 20,414,996 shares	20,415
Additional paid-in capital	124,999
Other comprehensive loss	(4,363)
Accumulated deficit	(258,970)
Total stockholders' deficit	(117,919)
Total liabilities & stockholders' deficit	$1,358,220

The accompanying notes form an integral part of these unaudited financial statements.

SANCON RESOURCES RECOVERY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three month periods ended September 30,		Nine month periods ended September 30,
	2007	2006	2007	2006

Net Sales	$1,270,261	$1,589,117	$4,168,090	$1,875,230
Cost of sales	855,714	1,377,465	3,387,962	1,538,112
Gross profit	414,547	211,652	780,128	337,118

Operating Expenses
Depreciation	10,616	11,993	46,275	32,088
Selling, General and Administrative	290,589	141,318	844,316	290,750
Total operating expenses	301,205	153,311	890,591	322,838

Operating income (loss)	113,342	58,341	(110,463)	14,280

Other Income (Expense)
Other income	35,915	3,808	45,365	4,453
Interest income	1,175	-	3,085	1,406
Total other income	37,090	3,808	48,450	5,859

Income (loss) from continued operations before income taxes and discontinued operations	150,432	62,149	(62,013)	20,139

Discontinued Operation
Gain on Disposal of Subsidiary	-	-	-	18,041

Minority Interest	(29,049)	-	(29,049)	-

Income (loss) before income taxes	121,383	62,149	(91,062)	38,180

Income taxes	45,217	9,051	51,193	9,051

Net income (loss)	76,166	53,098	(142,255)	29,129

Other comprehensive income (loss)	1,348	-	(3,115)	-

Net comprehensive income (loss)	$77,514	$53,098	$(145,370)	$29,129

Earnings (loss) per share:
Basic & diluted earnings (loss) per share	$0.00	$0.00	$(0.01)	$0.00
Basic & diluted weighted average shares outstanding	20,414,996	19,914,348	20,394,775	17,139,304

The accompanying notes form an integral part of these unaudited financial statements.

SANCON RESOURCES RECOVERY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the nine months periods ended
	September 30,
	2007	2006

Cash Flows from Operating Activities
Net income (loss)	$(142,255)	$29,129
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	58,459	32,088
Gain on disposal of investment/subsidiary	-	(18,041)
Shares issued in lieu of compensation	98,000	-
Minority interest	29,049	-
Goodwill	(38,203)	-
Changes in current assets and liabilities:
Decrease (increase) in trade receivables	235,108	8,739
Decrease (increase) in inventory	(23,908)	4,816
Decrease (increase) in advance to suppliers	18,201	(205,424)
Decrease (increase) in other current assets	24,698	(10,905)
Increase (decrease) in tax payable	50,483	-
Increase (decrease) in trade payable	70,516	15,617
Increase (decrease) in other current liabilities	12,015	22,634
Net cash flows provided by (used in) operating activities	392,163	(121,347)

Cash Flows from Investing Activities
Purchase of property and equipment	(124,980)	(179,178)
Cash acquired due to acquisitions	-	71,564
Cash decreased due to investment in convertible notes	(200,000)	-
Cash decreased due to disposal of subsidiary	-	(67,807)
Net cash flows used in investing activities	(324,980)	(175,421)

Cash Flows from Financing Activities
Cash acquired due to subscription	240,000	-
Loan from related parties	(224,262)	374,532
Paid-in capital from shareholder	-	-
Proceeds from (payment of) mortgage loan	56,181	(2,475)
Net cash flows provided by financing activities	71,919	372,057

Effect of exchange rate changes on cash	(3,115)	(5,904)

Net Increase in Cash & Cash Equivalents	135,987	69,385

Cash & Cash Equivalents at start of period	318,441	67,583
Cash & Cash Equivalents at end of period	$454,428	$136,968
Supplemental disclosure:
Interest paid	$2,915	$757
Income tax paid	$-	$-

Supplemental disclosure - Non cash investing & financing activity:
During the nine month period ended September 30, 2007, the Company converted $200,000 notes receivable to equity interest in Sancon Shanghai.
The accompanying notes form an integral part of these unaudited financial statements.

Sancon Resources Recovery, Inc.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the period ended September 30, 2007
(Unaudited)

Note 1. Nature of Operations

Sancon Resources Recovery, Inc. ("Sancon", or "the Company", or "we", or "us") is registered in good standing under Chapter 78 of the Nevada Statutes, and its common stock is traded on the OTCBB under the symbol SRRY.OB. Sancon is an industrial recycling company with operations based in Melbourne Australia, Hong Kong (SAR) and Shanghai China. Sancon aims to provide solutions to today's soaring raw material cost for manufactures and assists in solving our environmental problems.

On August 15, 2007, the Company completed the acquisition of 70% of the equity interest in Sancon Resources Recovery (Shanghai) Co., Ltd by exercising its option to convert $200,000 of convertible promissory note.

As of September 30, 2007, the Sancon group comprises of the following companies:

Registered Name (business is conducted under the registered names)	Domicile	Owner	% held	Status
Digital Financial Service Limited ("DFSL" hereinafter)	Hong Kong	Sancon	100	Active
Sancon Recycling Pty Ltd.	Australia	Sancon	100	Active
Guang Cheng Int'l Trading Ltd. ("Guang Cheng" hereinafter)	Hong Kong	Sancon	100	Active
Sancon Resources Recovery (Shanghai) Co., Ltd. ("Sancon SH" hereinafter)	Shanghai	Sancon	70	Active

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

The accompanying unaudited consolidated financial statements include all of the accounts of the Company and all of the subsidiaries under its control, which include DFSL, Sancon Recycling Pty Ltd., Guang Cheng and Sancon SH (70%) as of and for the period ended September 30, 2007. While the historical results for the nine months period ended September 30, 2006 only include the Company, DFSL, Sancon Recycling Pty Ltd. and Guang Cheng. All material inter-company balances and transactions have been eliminated in consolidation.

(c)	Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred accumulated losses of $258,970 as of September 30, 2007 and net loss of $142,255 for the nine months period ended September 30, 2007. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included:

● Look for growth opportunities through acquisitions & merger with profitable companies
● Raise capital through public offering
● Take measures to control cost and operating expenses

Note 3. Summary of Significant Accounting Policies

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

Reclassifications

Certain reclassifications have been made in prior period’s financial statements to conform to classifications used in the current period.

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

As of September 30, 2007 and 2006, the Company did not issue or make provision through the issuance of stock options to employees and directors.

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

In September 2006, FASB issued SFAS 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

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

(b). Commitments

Office space:
The Company leases office space in Hong Kong and Australia. The lease for Australia expires in 2008, and Hong Kong in 2007. Based upon existing leases, without renewals, the minimum lease payments up to expiry are as follows:

2007	$26,015
2008	104,060
Total	$130,075

Equipment:
In year 2005, the company purchased a vehicle under capital lease from Toyota Financial Service. The annual interest rate is 7.99% with payment term of sixty (60) months. The payment is to be made in 59 equal monthly installments of $345 each and the final installment of $5,872. The balance as of September 30, 2007 amounted to $14,636 with $2,273 as current liability.

In year 2006, the company purchased a vehicle by mortgage loan from CBFC Limited ABN. The annual interest rate is 8.32% with payment term of sixty (60) months. The payment is to be made in 59 equal monthly installments of $477 each and the final installment of $8,734. The balance as of September 30, 2007 amounted to $25,982 with $3,061 as current liability.

In September 2007, the company purchased a vehicle by mortgage loan from CBFC Limited ABN. The annual interest rate is 8.6% with payment term of sixty (48) months. The payment is to be made in 47 equal monthly installments of $418 each and the final installment of $6,867. The balance as of September 30, 2007 amounted to $21,510 with $3,030 as current liability.

The Company pays approximately $1,240 per month under these leases, the last of which expires in September 2011.

Total minimum lease payments under the above leases are as follows:

Capital
Leases
2008	$14,880
2009	14,880
2010	19,027
2011	23,238
$72,025
Less: Amount representing interest	(10,170)
Present value of minimum lease payments	61,855
Less: Current portion	(8,364)
$53,491

Note 5. Business Combination and Corporate Restructure

The Company invested in the Convertible Note of US$200,000, which was issued on June 1, 2007 by Sancon Resource Recovery (Shanghai) Co., Ltd. ("Sancon SH"), a corporation organized under the laws of the People's Republic of China. The convertible note with 0% interest bearing shall become due and payable on the first anniversary of the issue date. At any time prior to the issue date, at the option of Sancon in its sole discretion, the convertible note may be converted into 70% equity interest in Sancon SH.

On August 15, 2007, the Company exercised its conversion right to convert its convertible note with face value of $200,000 into 70% equity interest of Sancon Resource Recovery (Shanghai) Co., Ltd., pursuant to the terms of Convertible Note issued on June 1, 2007.

Sancon Resource Recovery (Shanghai) Co., Ltd was established in March 2007, in Shanghai, China, focuses on the recycling of wasted wine bottle in China. Sancon SH started operations on April 1, 2007. Sancon SH is 100% owned by Jack Chen who is also a director of Sancon Recycling Pty Ltd, Australia, a 100% owned subsidiary of the Company. The acquisition resulted in recapitalization of the Company's capital structure similar to the pooling on interest method.

A summarized financial position for the acquired company, Sancon SH, at the acquisition date, is provided below.

Sancon Resource Recovery (Shanghai) Co., Ltd.
Summary Statement of Financial Position
At August 15, 2007

Amount
Cash	$244,143
Other Current assets	106,731
Property & equipment	88,587
Current liabilities	113,457
Net Assets Acquired	$326,004

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION DISCLOSURE
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2007

The following un-audited pro forma consolidated financial information for the nine month period ended September 30, 2007 as presented below, reflects the results of operations of the Company assuming the acquisition occurred on April 1, 2007. These pro forma results have been prepared for information purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on April 1, 2007 and may not be indicative of future operating results.

Nine month period ended September 30, 2007
(Unaudited)
Revenue	$4,609,908

Operating income	$114,381

Net loss	$(61,762)

Basic and fully diluted gain/(loss) per share	$(0.00)

Note 6. Property, plant & equipment

Property, plant, & equipment are stated at cost, less accumulated depreciation and any impairment in value. The carrying values are reviewed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Impairment losses are recognized in the income statement.

	Plant and Machinery	Vehicles	Office Equipment	Total
At September 30, 2007
Cost	$368,087	$155,005	$33,694	$556,786
Accumulated Depreciation	103,441	14,399	9,782	127,622
Net Carrying Value	$264,646	$140,606	$23,912	$429,164

Included in property and equipment is approximately $71,816 of assets, which are leased under non-cancelable leases and accounted for as capital leases, which expire through September 2011. The accumulated depreciation included in the property and equipment for these leases is approximately $14,860.

Depreciation and amortization expense for the nine months period ended September 30, 2007 and 2006 was $46,275 and $32,088, respectively.

Note 7. Due to related parties

Current
The amount due to related parties was due to Mr. Cheng Guangliang, shareholder of the Company, Mr. David Chen, former CEO and shareholder, and Jimmy Yiu, director of the Company.

Included in the amount due to related parties, there were loans due to Mr. David Chen and Mr. Jimmy Yiu amounting of $41,100, and $8,030 and loans due from Mr. Chen Guangliang amounting of $81,338 respectively.

Long-term
Due to related party includes loan from Mr. Jack Chen of $327,702 without interest, unsecured and not be payable until such time as the Board of Directors determine.

Guang Cheng International Trading Ltd sold $589,118 worth of goods to Shenzhen Sanjiang Plastic Factory, owned by the father of the sole director of Guang Cheng International Trading Ltd during the period ended September 30, 2007.

Note 8. Stockholders equity

During the nine months period ended September 30, 2007, the Company issued 250,000 shares to consultants recorded at the fair market value of $88,500.

On April 15, 2007, the Company entered into a Share Purchase Agreement to issue and sell 1,000,000 shares of its common stock in an offshore transaction under Regulation S to Fengteng Investment Consulting Management (Shanghai) Co., Limited at US$0.24 per share for gross proceeds of US$240,000. The shares are subject to 144 restriction and proceeds will be used for working capital needs. These shares are recorded as shares to be issued as at September 30, 2007.

Note 9. Segmental information

Following is a summary of segment information by geographic unit for the nine months period ended September 30, 2007:

	Australia	Hong Kong	Shanghai	Un-allocated	Total

Sales, net	997,016	2,900,045	271,029	-	4,168,090
Net income (loss)	(11,745)	(6,256)	96,829	(221,083)	(142,255)
Total assets	612,980	97,806	578,798	68,636	1,358,220
Capital expenditure	62,179	-	62,801	-	124,980
Depreciation	44,928	-	1,347	-	46,275

During the nine months period ended September 30, 2006, the Company operated under one segment.

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
•
Caution concerning forward-looking statements and risk factors. This section discusses how certain forward-looking statements made by us throughout the MD&A and in the financial statements are based on our present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

•
Overview. This section provides a general description of our business, as well as recent developments that we believe are important in understanding the results of operations and to anticipate future trends in those operations.

•
Results of operations. This section provides an analysis of our results of operations for the three months and nine months ended September 30, 2007 compared to the same period in 2006. A brief description is provided of transactions and events, including any related party transactions that affect the comparability of the results being analyzed.

•	Liquidity and capital resources. This section provides an analysis of our financial condition and cash flows for the nine months ended September 30, 2007 and 2006.
•
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

Limited Market Due To Penny Stock

The Company's stock differs from many stocks, in that it is a "penny stock". The Securities and Exchange Commission has adopted a number of rules to regulate "penny stock". These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities and Exchange Act of 1934, as amended. Because our securities probably constitute "penny stock" within the meaning of the rules, the rules would apply to us and our securities. The rules may further affect the ability of owners of our stock to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all. Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34- 29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include: - Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; - Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; - "Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; - Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and - The wholesale dumping of the same securities by promoters and broker- dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses. Furthermore, the "penny stock" designation may adversely affect the development of any public market for the Company's shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in "penny stock" is suitable for customers. Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years. Section 15(g) of the Exchange Act and Rule 15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor‘s account. Potential investors in the Company‘s common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock". Rule 15g-9 of the Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for the Company's stockholders to resell their shares to third parties or to otherwise dispose of them.

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

Employees

At September 30, 2007, the Company had 70 employees in total (excluding consultants), in sales and marketing, finance, logistic, and administration. None of the Company's employees is covered by a collective bargaining agreement and the Company believes its employee relations are satisfactory.

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

Results of Operations - Comparison between the three and nine months ended September 30, 2007 and same periods of 2006.

Sales

Sales are generated by the sale of recyclable materials. The sales in Q3 2007 were $1,270,261, representing a 20% decrease compared to the sales of $1,589,117 in same period of 2006. The sharp decreases were mainly due to the significant sales drop contributed from DFSL in Q3 2007. And sales for nine months ended on September 30 for the year 2007 and 2006 were $4,168,090 and $1,875,230 respectively.

Cost of Sales

The cost of sales is the direct cost for sale of the recycling materials. In Q3 2007, the cost of the recyclable materials was $855,714. It is 38% decrease as compared to the cost of sales of $1,377,465 in Q3 2006. The significant decrease of cost of sales is in line with the decrease of sales during the quarter ended September 30, 2007. And cost of sales for nine months ended on September 30 for the year 2007 and 2006 were $3,387,962 and $1,538,112 respectively.

Selling, General and Administrative Expenses ("SG&A expenses")

SG&A expenses increased by $149,271 or 106% to $290,589 in Q3 2007 compared to the same period of 2006. The increase is mainly due to the acquicision of Sancon SH during the three month ended September 31, 2007. SG&A expenses increased by $553,566 to $844,316 during nine months period ended on September 30, 2007 compared with the same period of year 2006.

Depreciation Expense

Depreciation expense decreased to $10,616 in Q3 2007 from $11,993 in same period of 2006. The decrease is mainly due to Sancon Recycling Pty Ltd. using Declining-balance Method to provide depreciation expenses. The expenses increased from $32,088 to $46,275 during nine months period ended on September 30, 2007 compared with same period in year 2006. The increases were due to the purchase of plant and machinery.

Liquidity and Capital Resources

As shown in the accompanying financial statements, the Company has accumulated deficit of $258,970 as of September 30, 2007. In addition, we have negative working capital $44,526.

Our ability to continue as a going concern depends on the success of our plan to seek funding sources and the success of our future operations.

Operating Activities

The net cash provided by operating activities from the nine months period ended on September 30, 2007 amounted to $392,163 compared to $121,347 used in the same period of year 2006. The net cash outflow from operating activities in the nine months period ended on September 30, 2007 was mainly due to the increase of trade receivables of $235,108.

Investing Activities

Net cash used in investing activities amounted to $324,980 during the nine months period ended on September 30, 2007 compared to $175,421 during the same period of year 2006. The net cash outflows primarily resulted from the purchase of property and equipment, and the investment in convertible notes.

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

On August 15, 2007, the Registrant exercised its conversion right to convert its convertible note with face value of $200,000 into 70% equity interest of Sancon Resource Recovery (Shanghai) Co., Ltd., pursuant to the terms of Convertible Notes issued on June 1, 2007. Documents for the ownership of the 70% equity interest were completed on September 10, 2007.

Financing Activities

Net cash provided by financing activities amounted to $71,919 during the nine months period ended on September 30, 2007 compared to net cash obtained from financing activities of $372,057 during the same period in year 2006. The net cash inflow in the nine months period ended on September 30, 2007 was mainly due to stock subscription of $240,000.

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

As of September 30, 2007 and 2006, the Company did not issue or make provision through the issuance of stock options to employees and directors.

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

During the nine months ended September 30, 2007, there were no changes in our internal accounting controls or in other factors that materially affected our internal controls over financial reporting.

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

Date: November 16, 2007
By: /s/ Jack Chen
--------------------------------
Jack Chen
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Sancon Resources Recovery, Inc.

Date: November 16, 2007
By: /s/ David Chen
--------------------------------
David Chen
Chairman

Date: November 16, 2007
By: /s/ Jimmy Yiu
--------------------------
Jimmy Yiu
Director

Date: November 16, 2007
By: /s/ Cong Yuanli
--------------------------
Cong Yuanli
Independent Director

Date: November 16, 2007
By: /s/ Jack Chen
--------------------------
Jack. Chen
Director