Form 10KSB
period 2007-12-31
Sancon Resources Recovery, Inc.
filed 2008-04-02
CIK 1288195

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANG ACT OF 1934

For the year period ended    DECEMBER 31, 2007
                             -----------------

   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from
                                -----------------

                        Commission file number 000-50760


                         SANCON RESOURCES RECOVERY, INC.
              (Exact name of small business issuer in its charter)

              Nevada                              58-2670972
 (State or other jurisdiction                   (IRS Employer
of incorporation or organization)              Identification No.)


                        1507 Greenland Commercial Centre
                    1258 Yuyuan Road, Shanghai, China 200050
                    (Address of principal executive offices)

                                (+61) 3 9574 6767
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:  none

Securities registered under Section 12(g) of the Exchange Act:

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 25, 2008 was approximately $0.75 million (based upon a closing sale price of $0.15 per share, as reported on the OTCBB).

The issuer's revenues for the fiscal year ended December 31, 2007, were $6.1 million.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock: par value of $0.001; 20, 414,996 shares issued and outstanding on December 31, 2007.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

                         Sancon Resources Recovery, Inc.

                                   FORM 10-KSB

                                FISCAL YEAR 2007



TABLE OF CONTENTS


PART I
Item 1.       Description of Business                                         3
Item 2.       Description of Property                                         5
Item 3.       Legal Proceedings                                               6
Item 4.       Submission of Matters to a Vote of Security Holders             6


PART II
Item 5.       Market for Common Equity, Related Stockholder Matters, and
                Small Business Issues/purchases of Equity Securities           6
Item 6.       Management's Discussion and Analysis, or Plan of Operation       7
Item 7.       Financial Statements and Supplementary Data                     11
Item 8.       Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure                                      11
Item 8A.      Controls and Procedures                                         12
Item 8B.      Other Information                                               12


PART III
Item 9.       Directors, Executives Officers, Promoters and Control
                Persons Compliance with Section 16(a) of the Exchange Act     13
Item 10.      Executive Compensation                                          14
Item 11.      Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters                    15
Item 12.      Certain Relationships and Related Transactions                  15
Item 13.      Exhibits                                                        17
Item 14.      Principal Accountant Fees and Services                          18


SIGNATURES                                                                    19

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

The accompanying financial statements present the historical financial condition, results of operations and cash flows of Sancon as of December 31, 2007.

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

OUR STRATEGY

The Chinese demand for secondary plastics and recycled plastics already runs into millions tons per year according to China's State Environmental Protection Agency. Our near-term growth strategy is to first expand our recycling and waste management operations in China by setting up a network of facilities and logistics around China; secondly, strengthen our relationships with our existing major suppliers in Japan and the USA to offer large selection of plastic raw materials and we aim to increase our processing capacity for recycled plastic waste materials at our existing facilities in Australia for export to China. The well established trust on quality control of the recycled materials with Sancon's customers in China, and our aggressive expansion plans laid the groundwork firmly for long-term growth.

THE TREND IN CHINESE MARKET

According to China National Resources Recycling Association, recyclable solid waste import to China has experienced a dramatic increase in the last 2 decades. During early 1990's, China imported 1-2 million tons of recyclable wastes per year. By 1999, China imported 10 million tons of recyclable solid wastes per year. In 2006(pound) China imported 37 million tons of recyclable wastes. China's total domestic recycled volume is estimated to have reached over 50 million tons in 2007, with an estimated total worth of US$6 billion.

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

But the management has identified several key points which will give Sancon the competitive edge in the market place:

1) Sancon offers large selection of plastic raw materials to our customers.
2) With the intended expansion of our operations in Melbourne Australia, Sancon will be able to serve greater number of customers and sell direct to our partners and customs in China.
3) Hong Kong trading operation will source recycled materials globally to meet the increasing demand from our customers in China.
4) Working closely with more processing partners in China will add value to our products. 5) Industry know-how and management team's ability to ensure all operating and environmental standards are achieved.

INTELLECTUAL PROPERTY

None.

EMPLOYEES

As of December 31, 2007, the Company employed 15 people in both Australia and Hong Kong subsidiaries. Our joint venture in China employed 20 people full time, and all other personnel of the China joint venture are employed as sub contractors. To make our work more efficient, we outsourced a few functions, such as book keeping and administration, to certain professional firms to enable our resource being focused on sales and processing functions.

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


ITEM 2   DESCRIPTION OF PROPERTY

The Company leases office space in Australia, Hong Kong and Shanghai. The lease for Australia and Shanghai expire in 2008, and Hong Kong in 2007. The Australian Office is located in 7-9 Graham Road Clayton South 3169 VIC Australia, Rental fee, without GST and outgoing is $132,000.00 per annum. The size of the whole building is 2,414 square meters. The Hong Kong office is located in Unit 1406A, Nanyang Plaza No. 57 Hung To Road, Kwun Tong Kowloon, Hong Kong. The Shanghai office is located in Ground floor, B2 Building, No. 628 Suide Road, Putuo, Shanghai, PRC. However, we may need to lease other facilities for our future operation purpose.

ITEM 3   LEGAL PROCEEDINGS

There is no legal proceeding against us or our directors during fiscal year
2007.


ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during fiscal year 2007.


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


                                  FISCAL 2007                                       FISCAL 2006
QUARTER          $ HIGH CLOSING PRICE      $ LOW CLOSING PRICE     $ HIGH CLOSING PRICE      $ LOW CLOSING PRICE
First                    1.40                     0.11                     2.00                     0.50
Second                   0.71                     0.35                     1.30                     0.40
Third                    0.53                     0.25                     0.58                     0.12
Fourth                   0.60                     0.13                     0.25                     0.10


HOLDERS OF THE COMPANY'S STOCK

The Company has issued common stock only. On December 31, 2007, the total number of holders of record as according to our transfer agent was approximately 729.

DIVIDENDS

We did not pay any cash dividends on our common stock for fiscal year ended on December 31, 2007.

UNREGISTERED SALES OF EQUITY SECURITIES

    date          type         amount                 person                  consideration           transaction
  1-Feb-06    common share       11,283             R. Gorthuis                 $     14,668          Compensation
  1-Feb-06    common share        4,003               R. Yan                    $      4,166          Compensation
  1-Feb-06    common share        3,753  TWC Corporation Services Limited       $      3,642      Settlement of debts
  1-Feb-06    common share        9,685            Bok, Wai Kee                 $      9,398      Settlement of debts
  1-Feb-06    common share        1,028          Ng, Yu Yan Betty               $        998      Settlement of debts
 10-Feb-06    common share       54,539           Mr. Lu Zhao Hui               $     68,174   Increase investment holdings
 10-Feb-06    common share       61,846            Mr. Song Lin                 $     77,308   Increase investment holdings
 25-May-06    common share     (54,539)           Mr. Lu Zhao Hui               $    (68,174)  Decrease investment holdings
 25-May-06    common share     (61,846)            Mr. Song Lin                 $    (77,308)  Decrease investment holdings
 25-May-06    common share       13,110             R. Gorthuis                 $     12,668          Compensation
 25-May-06    common share        8,623               R. Yan                    $      8,332          Compensation
 27-Nov-06    common share      250,000         Bear Creek Capital              $     27,500         Consulting fee
 23-Jan-07    common share      250,000         Bear Creek Capital              $     88,500         Consulting fee

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

SALE OF GOODS

Revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

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

We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. The tax liabilities are reflected net of realized tax loss carry forwabds. We adjust these reserves upon specific events; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when the contingency has been resolved and the liabilities are no longer necessary.

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

As of December 31, 2007 and 2006, the Company did not issue or make provision through the issuance of stock options to employees and directors.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED 31 DECEMBER, 2007

Revenue

Revenues for the year ended December 31, 2007 were $6,070,830 as compared to $3,447,402 of 2006, an increase of $2,623,428 or 76%. The sharp increases were mainly due to the significant sales amount contributed from DFSL, Guangcheng and Shanghai. During the 12 months ended December 31, 2007, the Company set up its wholly-owned subsidiary Guangcheng in Hong Kong, restructured DFSL's business and exercised its conversion right to convert 70% equity interest in Sancon Shanghai. The three companies are engaged in recycling material trading business.

Cost of revenue

Cost of revenue for the year ended December 31, 2007 increased to $4,620,101 from $2,929,141 for the year ended December 31, 2006, an increase of $1,690,960 or 58%. The significant increase of cost of sales is in line with the sales during the year ended December 31, 2006.

Gross profit

The gross profit for the year ended December 31, 2007 is $932,468, representing 180% increase compared to $518,261 for 2006. And the gross margin rose from 15.0% in 2006 to 35.6% in 2007. The rise of the gross margin is mainly due to that the margin from trading business new incorporate subsidiary in Shanghai.

Selling, general and administrative expenses

Selling, general and administrative expenses increased to $1,383,660 for the year ended December 31, 2007, from $514,872 in 2006, an increase of $868,788 or 169%. The significant increase of Selling, general and administrative expenses are mainly resulted from the increment of Selling, general and administrative expenses in DFSL, Guangcheng and Sancon SH due to their newly started business during 2007 and the expenses related to US listing costs.

Depreciation Expense

Depreciation expense increased to $80,656 in 2007 from $41,604 in 2006. The expenses increased $39,052 or 94% during the year ended on December 31, 2007 as compared to that in 2006. The increases were due to the purchase of plant and machinery in 2007 to expand its processing capacity.

Net loss/income

Net loss in 2007 was $167,843, compared to a net income of $17,902 in 2006. The decrease is mainly contributed to the significant net loss from Sancon Australia, DFSL and Guangcheng in year 2007.

Liquidity and Capital Resources

As shown in the accompanying financial statements, the Company still suffered accumulated loss of $284,558 as of December 31, 2007. In addition, our working capital is negative $489,589.

Our ability to continue as a going concern depends on the success of our plan to seek funding sources and the success of our future operations.

Operating Activities

The net cash provided by operating activities in the year ended on December 31, 2007 amounted to $218,237 compared to $29,232 in the year ended December 31, 2006. The net cash inflow from operating activities was mainly due to the depreciation and amortization $80,656, shares issued for services $88,500, minority interest $67,947 and increase in tax payable $153,620, by netting of net operating loss of $167,843, increase in trade receivables of $183,435.

Investing Activities

Net cash used in investing activities amounted to $190,712 in the year ended on December 31, 2007 compared to $185,446 in 2006. The net cash outflow primarily consisted of the cash outflow resulting from the purchase of property and equipment of $190,712.

Financing Activities

Net cash obtained by financing activities amounted to $143,469 in the year ended on December 31, 2007 compared to $148,768 in 2006. The net cash inflow was due to the increase of cash acquired due to subscription of $350,000 and decrease of loan from shareholders amounting $195,014.

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

ITEM 8A  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date, that our disclosure controls and procedures were not effective.

MANAGEMENTS' ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive and chief financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals.

Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007 based on criteria established under the COSO framework, an integrated framework for evaluation of internal controls issued to identify the risks and control objectives related to the evaluation of the control environment by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation described above, management has concluded that our internal control over financial reporting was not effective as of December 31, 2007. Management has determined that (i) our inadequate staffing and supervision and (ii) the significant amount of manual intervention required in our accounting and financial reporting process are material weaknesses in our internal control over financial reporting.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation requirements by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B  OTHER INFORMATION

Item a.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item b.  Changes in Securities and Use of Proceeds.

None

Item c.  Defaults Upon Senior Securities.

None.

Item d.  Submission of Matters to a Vote of Security Holders.

Matters for a vote of security holders were submitted to security holders in the Company's Proxy Statement, filed upon December 6, 2005. The remainder of the information required by this item is incorporated by reference to the Company's Proxy Statement.

Item e.  Other Information.

None.

                                 -- PART III --


ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS:
           COMPLIANCE WITH SECTION (16) OF THE EXCHANGE ACT

IDENTIFICATION AND BACKGROUNDS OF DIRECTORS AND OFFICERS


               NAME                    AGE          PRINCIPAL POSITION            APPOINTMENT/RESIGNATION DATE
Jack Chen                              38     CEO, Director                            November 29, 2002
Jimmy Yiu                              49     Director                                    June 1, 2006
Chen Guangliang                        40     VP, China Operation                         June 1, 2006
David Chen                             40     Non Executive Chairman                      June 1, 2006
Cong Yuanli                            57     Director                                    June 1, 2006
Klaus Shen                             34     CFO                                        April 12, 2007

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

MR. JIMMY YIU, DIRECTOR

Mr. Yiu is currently the director of Sancon. He was the Managing Director of Team Smart International Ltd, a successful medium-sized Waste Management and Material Recycling business with head office in Hong Kong and numerous processing plants in China, Malaysia and Indonesia. Mr. Yiu has spent almost 25 years in the resources recycling industry and has deep knowledge and experience of the industry.

MR. CHEN GUANGLIANG, VP - CHINA OPERATIONS

Mr. Chen is currently the Vice President for Sancon. He was the General Manager of Three Rivers (Hong Kong) Ltd, a medium-sized Material Recycling and trading company based in China, which owned a material processing plant in the city of ShenZhen in China, namely ShenZhen SanJiang Plastic Factory. Mr. Chen has more than 12 years experiences in the resources recycling business which contributes to his distinguished knowledge and understanding in the industry

KLAUS SHEN, CHIEF FINANCIAL OFFICER

Mr. Shen served as CFO of Sancon since April 2007. Prior to that, he set up a consulting firm in China, which provides accounting and consulting services to Foreign Invested Enterprises in China. Mr Shen previously worked as General Manager of Shanghai Xilian Assets Management Co., Ltd. from 2003 to 2005. He was the CFO for Shanghai Chiway Venture Capital Co., Ltd. from 2001 to 2003. From 1996 to 2001, he worked for KPMG Shanghai office. He holds MBA degrees from University of Ballarat in Australia and Bachelor of Economics in Shanghai University of Finance and Economics. Mr. Shen is a senior member of Shanghai Investment Association.

MR. DAVID CHEN, NON EXECUTIVE CHAIRMAN OF THE BOARD

Mr. Chen served as the Non executive Chairman of the Board since June, 2006. Prior to that, Mr. Chen served as the CEO of MKA Capital, Inc. (formally Financial Telecom Limited (USA) Inc.) since its inception in 2004. He is the president and CEO of Shine Media Acquisition Corp. a blank check company listed on OTC Bulletin Board, since its inception in June 2005. He was the former CEO of Hartcourt Companies Inc from 2002 to 2004 (OTCBB: HRCT), a consolidator of IT distribution companies, and CEO of V2 Technology, a leading videoconferencing technology company. Previously, Mr. Chen was the Marketing Director of Time Warner's CNN Asia Pacific unit, Sales Director of Turner Broadcasting Systems Asia, and Managing Director of HelloAsia Inc. Mr. Chen holds a Bachelor of Economics degree from Monash University of Australia.

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


ITEM 10  EXECUTIVE COMPENSATION

OFFICERS' COMPENSATION

Our CEO was compensated approximately $18,500 for the year ended December 31, 2007 and was not compensated for the year ended December 31, 2006 and 2005. However, Our CEO will be entitled to receive stock compensation for services rendered to be approved by the board.

DIRECTORS' COMPENSATION

Our Directors has not been compensated as of December 31, 2007.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity compensation plan information as of December 31, 2007


---------------------------------------------------------- ----------------------- --------------------- -----------------------
Plan category                                               Number of securities     Weighted-average     Number of securities
                                                             to be issued to be     exercise price of     remaining available
                                                            issued upon exercise       outstanding        for future issuance
                                                               of outstanding       options, warrants         under equity
                                                             options, warrants          and rights         compensation plans
                                                                 and rights                              (excluding securities
                                                                                                          reflected in column
                                                                                                                 (a) )
                                                                    (a)                    (b)                    (c)
---------------------------------------------------------- ----------------------- --------------------- -----------------------
Equity compensation plans approved by security
holders:None                                                         -                      -                      -
---------------------------------------------------------- ----------------------- --------------------- -----------------------
Equity compensation plans not approved by security
holders:None                                                         -                      -                      -
---------------------------------------------------------- ----------------------- --------------------- -----------------------
Total                                                                -                      -                      -
---------------------------------------------------------- ----------------------- --------------------- -----------------------


ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners

Dhe following persons are known to be the beneficial owners of more than 5% of the Company's voting securities, as of December 31, 2007:

    TITLE OF CLASS            NAME AND ADDRESS OF BENEFICIAL OWNER              NUMBER OF SHARES            PERCENT OF CLASS(1)

Common Stock            Mr. Jack Chen
                        36 Graham St, Surrey Hills,                                 4,700,000                      23.02%
                        VIC 3127, Australia
Common Stock            Mr. Yiu Lo Chung
                        Unit 1406A, Nanyang Plaza,
                        No. 57, Hung To Road, Kwun                                  2,000,000                      9.80%
                        Tong, Kowloon, Hong Kong
Common Stock            Mr. Chen Guanliang
                        2-1, Floor 21, No. 4,
                        Dahuanjiayuan, Huangyan                                     2,000,000                      9.80%
                        District, Taizhou, Zhejiang,
                        China

Notes:

(1) Based on 20, 414,996 issued and outstanding voting common stock as of December 31, 2007.

SECURITY OWNERSHIP OF MANAGEMENT

The following persons are known to be the beneficial owners of the Company's voting securities, as of December 31, 2007:

    TITLE OF CLASS            NAME AND ADDRESS OF BENEFICIAL OWNER              NUMBER OF SHARES           PERCENT OF CLASS(1)

Common Stock            Mr. Jack Chen
                        36 Graham St, Surrey Hills,                                4,700,000                     23.02%
                        VIC 3127, Australia

Common Stock            Mr. Chen Guanliang
                        2-1, Floor 21, No. 4,
                        Dahuanjiayuan, Huangyan                                    2,000,000                      9.80%
                        District, Taizhou, Zhejiang, China
Common Stock            Mr. Yiu Lo Chung
                        Unit 1406A, Nanyang Plaza,
                        No. 57, Hung To Road, Kwun                                 2,000,000                      9.80%
                        Tong, Kowloon, Hong Kong
Common Stock            Mr. David Chen
                        No. 628, Suide Road, Putuo,
                        Shanghai, China                                             611,172                       2.99%

Notes:
(1) Based on 20, 414,996 issued and outstanding voting common stock as of December 31, 2007. .



ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is no any transaction as of December 31, 2007.

ITEM 13  EXHIBITS

The following list describes the exhibits filed as part of this Report on Form 10-KSB.


Exhibit    Note         Description
Number                  of Document

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the fiscal year ended December 31, 2007, our principal independent accountant was Kabani & Company, Inc, the services of which were provided in the following categories and amount:

AUDIT FEES

Kabani & Company, Inc is our independent accountant from November 27, 2006. The aggregate fees billed by Kabani & Company, Inc for professional services rendered for the audit of our financial statements for the period ended March 31, June 30, September 30, 2007 were approximately $16,000, $13,500 and $12,500, respectively, and for services performed in connection with the Company's annual financial statement on Form 10-KSB filed for the year ended December 31, 2007 were approximately $50,000.

AUDIT RELATED FEES

Other than the fees described under the caption "Audit Fees" above, Kabani & Company, Inc did not bill any fees for services rendered to us during fiscal year 2007 for assurance and related services in connection with the audit or review of our financial statements.

TAX FEES

There were no fees billed by Kabani & Company, Inc for professional services rendered during the fiscal year ended December 31, 2007 for tax compliance, tax advice, and tax planning.

ALL OTHER FEES

There were no fees billed by Kabani & Company, Inc for other professional services rendered during the fiscal year ended December 31, 2007.

 SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Sancon Resources Recovery, Inc.

Date:  April 1, 2008
                                                               By: /s/ Jack Chen
                                                --------------------------------
                                                                       Jack Chen
                                                         Chief Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                 Sancon Resources Recovery, Inc.

Date:  April 1, 2008
                                                              By: /s/ David Chen
                                                 -------------------------------
                                                                      David Chen
                                                                        Chairman

Date:  April 1, 2008
                                                              By:  /s/ Jimmy Yiu
                                                      --------------------------
                                                                       Jimmy Yiu
                                                                        Director

Date:  April 1, 2008
                                                            By:  /s/ Cong Yuanli
                                                      --------------------------
                                                                      Cong Yuanl
                                                            Independent Director

Date:  April 1, 2008
                                                              By:  /s/ Jack Chen
                                                      --------------------------
                                                                      Jack. Chen
                                                                        Director

FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Registered Public Accounting Firm                     F-2

Consolidated Balance Sheet as of December 31, 2007                          F-3

Consolidated Statements of Operation for the years ended
December 31, 2007 and December 31, 2006                                     F-4


Consolidated Statements of Stockholders' Deficit for the years ended
December 31, 2007 and December 31, 2006                                     F-5


Consolidated Statements of Cash Flows for the years ended
December 31, 2007 and December 31, 2006                                     F-6


Notes to the Consolidated Financial Statements for the years ended
December 31, 2007 and December 31, 2006                                     F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors
Sancon Resources Recovery, Inc.

We have audited the accompanying consolidated balance sheet of Sancon Resources Recovery, Inc., a Nevada Corporation (the "Company") as of December 31, 2007 and the related consolidated statements of operations, consolidated statements of stockholders' deficit and consolidated statements of cash flows for the years ended December 31, 2007 and December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sancon Resources Recovery, Inc as of December 31, 2007 and the results of its operations and its cash flows for the years ended December 31, 2007 and December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $284,558 as of December 31, 2007 and working capital deficiency of $489,589. These factors as discussed in
Note 2 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.
                          CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
February 22, 2008


                                 SANCON RESOURCES RECOVERY, INC.
                                   CONSOLIDATED BALANCE SHEET
                                     AS OF DECEMBER 31, 2007


                                             ASSETS
     Current assets
               Cash and cash equivalents                                            $   250,470
               Trade receivables                                                        628,616
               Inventory                                                                  3,763
               Prepaid expenses                                                          81,467
               Due from related parties                                                  73,285
                                                                                    -----------
                  TOTAL CURRENT ASSETS                                                1,037,601

     Property, plant & equipment, net                                                   540,691
     Security deposit                                                                     9,644
                                                                                    -----------
               TOTAL ASSETS                                                         $ 1,587,936
                                                                                    ===========

                              LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
     Current liabilities
               Trade payables                                                       $   402,961
               Capital lease - current                                                   10,206
               Accrued expenses and other payables                                      144,309
               Shares to be issued                                                      350,000
               Tax payables                                                             187,019
               Due to related parties                                                   327,122
               Other payables                                                           105,573
                                                                                    -----------
                  TOTAL CURRENT LIABILITY                                             1,527,190

     Long term liability
               Capital lease                                                             48,119
                                                                                    -----------

                                                                                    -----------
               TOTAL LIABILITY                                                        1,575,309
                                                                                    -----------

     Minority Interest                                                                  153,220

STOCKHOLDERS' DEFICIT
     Share Capital
               Authorized: 500,000,000 common shares, par value $0.001 per share
               Issued and Outstanding: 20,414,996 shares                                 20,415
     Additional paid-in capital                                                         115,499
     Other comprehensive income                                                           8,051
     Accumulated deficit                                                               (284,558)
                                                                                    -----------
               TOTAL STOCKHOLDERS' DEFICIT                                             (140,593)
                                                                                    -----------
               TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                            $ 1,587,936
                                                                                    ===========

             The accompanying notes form an integral of these financial statements.


                         SANCON RESOURCES RECOVERY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        FOR THE YEARS ENDED
                                                                    DECEMBER 31,    DECEMBER 31,
                                                                       2007            2006
                                                                    ------------    ------------

Net Sales                                                           $  6,070,830    $  3,447,402
Cost of sales                                                          4,620,101       2,929,141
                                                                    ------------    ------------
Gross profit (loss)                                                    1,450,729         518,261

Operating Expenses
              Depreciation                                                80,656          41,604
              Selling, General and Administrative                      1,383,660         514,872
                                                                    ------------    ------------
              Total Operating expenses                                 1,464,316         556,476
                                                                    ------------    ------------

              Operating Loss                                             (13,587)        (38,215)

Other Income
              Other income                                                21,816          47,827
              Interest income                                              4,797           3,138
                                                                    ------------    ------------
              Total other income                                          26,613          50,965
                                                                    ------------    ------------

Income from operations before income taxes and minority interest          13,026          12,750

Income taxes                                                            (112,922)        (13,675)
Minority Interest                                                        (67,947)           --

Income from continued operations                                        (167,843)           (925)
                                                                    ------------    ------------

Discontinued operations

              Gain on Disposal of Subsidiary                                  --          18,827
                                                                    ------------    ------------
Net income (loss)                                                       (167,843)         17,902

              Other comprehensive item:
         Foreign currency translation gain (loss)                          9,298          (1,434)
                                                                    ------------    ------------
Net comprehensive income/(loss)                                     $   (158,545)   $     16,468
                                                                    ============    ============


Earnings (loss) per share
              Basic & diluted earnings (loss) per share             $      (0.01)   $      0.00
                                                                    ============    ============
              Basic & diluted weighted average shares outstanding     20,399,928      17,890,350
                                                                    ============    ============

     The accompanying notes form an integral of these financial statements.




                                                 SANCON RESOURCES RECOVERY, INC.
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   FOR THE YEARS ENDED DECEMBER 31, 2007 AND DECEMBER 31, 2006

                                                                      ADDITIONAL         OTHER
                                                         COMMON        PAID IN        COMPREHENSIVE   ACCUMULATED
                                          SHARES         STOCK         CAPITAL        INCOME (LOSS)     DEFICIT         TOTAL
                                        ----------     ----------     ----------      ------------    ----------      ----------
BALANCE DECEMBER 31, 2005               14,897,215     $   14,897     $       --      $      187      $  (28,556)     $  (13,472)

Recapitalization of Sancon on
reverse acquisition                      5,017,133          5,017             --              --        (106,061)       (101,044)
Fractional shares                              648              1             (1)             --              --              --
Issuance of shares for services            250,000            250         27,250              --              --          27,500
Foreign Currency Translation                    --             --             --          (1,434)             --          (1,434)
Net income                                     --              --             --              --          17,902          17,902
                                        ----------     ----------     ----------      ----------      ----------      ----------
BALANCE DECEMBER 31, 2006               20,164,996         20,165         27,249          (1,274)       (116,715)        (70,548)

Issuance of shares for services            250,000            250         88,250              --              --          88,500
Foreign Currency Translation                    --             --             --           9,298              --           9,298
Net income                                      --             --             --              --        (167,843)       (167,843)
                                        -----------    ----------     ----------      ----------      ----------      ----------
BALANCE DECEMBER 31, 2007               20,414,996     $   20,415     $  115,499      $    8,051      $ (284,558)     $ (140,593)
                                        ==========     ==========     ==========      ==========      ==========      ==========

                                               The accompanying notes form an integral part of these financial statements




                                 SANCON RESOURCES RECOVERY, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                                            2007         2006
                                                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
       Net Income (Loss)                                                 $(167,843)   $  17,902
       Adjustments to reconcile net income (loss) to net
       cash flows provided by operating activities:
           Depreciation and amortization                                    80,656       41,604
           Gain on disposal of investment / subsidiary                          --      (18,827)
           Shares issued for services                                       88,500       27,500
           Minority interest                                                67,947           --
           Changes in current assets and liabilities:
               Increase in trade receivables                              (183,435)    (380,931)
               Increase in inventory                                        (3,763)          --
               Decrease in advance to suppliers                             26,973           --
               Decrease (increase) in other current assets                  41,469      (69,649)
               Increase in tax payable                                     153,620       13,137
               Increase in trade payable                                    81,110      217,819
               Increase (decrease) in other current liabilities             33,003      180,677
                                                                         ---------    ---------
           Net cash flows provided by operating activities                 218,237       29,232
                                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of property and equipment                                 (190,712)    (189,108)
       Cash acquired due to acquisitions                                        --       71,469
       Cash decreased due to disposal of subs                                   --      (67,807)
                                                                         ---------    ---------
           Net cash flows used in investing activities                    (190,712)    (185,446)
                                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
       Cash acquired due to subscription                                   350,000           --
       Shareholders' loan                                                 (195,014)     127,063
       Proceeds from capital lease                                         (11,517)      21,705
                                                                         ---------    ---------
           Net cash flows provided by financing activities                 143,469      148,768
                                                                         ---------    ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                     15,876        3,463
                                                                         ---------    ---------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENT                          186,870       (3,983)

       Cash & Cash Equivalent at start of period                            63,600       67,583
                                                                         ---------    ---------
       Cash & Cash Equivalent at end of period                           $ 250,470    $  63,600
                                                                         =========    =========

Supplemental information:
       Cash paid for Interest Expenses                                   $   4,210    $   3,695
                                                                         =========    =========

       Cash paid for Income Taxes                                        $      --    $     952
                                                                         =========    =========

Non-cash investing & financing activities:

       The Company converted note payable of $200,000 into investment to acquire
       70% ownership interest in Sancon Shanghai on August 15, 2007. The Company issued 5,017,133 shares as part of recapitalization are not included in the statement of cash flows as of December 31, 2006.


             The accompanying notes form an integral of these financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2007 AND DECEMBER 31, 2006

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

On August 15, 2007, the Company completed the acquisition of 70% of the equity interest in Sancon Resources Recovery (Shanghai) Co., Ltd by exercising its option to convert $200,000 of convertible promissory note (See note 3).

The Sancon group comprises of the following companies:

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

Effective May 26, 2006, a business combination occurred between Sancon Recycling Pty Ltd. ("SRPL") and the Company. The combination was effected an exchange of shares, the Company would exchange its seventy-five percent (75%) equity stake in MK Aviation, S.A. (hereinafter referred to as "MKA") with one hundred percent (100%) equity stake in SRPL eld by Mr. Jack Chen, Mr. Yiu Lo Chung and Mr. Guy Waters, ("the Shareholders"). Meanwhile, the Shareholders exchanged its seventy-five percent (75%) equity stake in MK Aviation, S.A. with 14,897,215 shares of the Registrant's common stock from Mr. Kraselnick and associated parties.

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

The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of financial information, and include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

NOTE 2   BASIS OF PRESENTATION

(a)  Principles of Consolidation

The accompanying consolidated financial statements include accounts of the Company and all of the subsidiaries under its control, which include DFSL, Sancon Recycling Pty Ltd., and Guang Cheng for the year ended December 31, 2007 and Sancon SH (70%) from August 15, 2007 to December 31, 2007. While the historical results for the year ended December 31, 2006 only include the Company, DFSL, Sancon Recycling Pty Ltd. and Guang Cheng. All material inter-company balances and transactions have been eliminated in consolidation.

(b) Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred accumulated losses of $284,558 as of December 31, 2007 and working capital deficiency of $489,589. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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


NOTE 3   BUSINESS ACQUISITION

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

Sancon Resource Recovery (Shanghai) Co., Ltd was established in March 2007, in Shanghai, China, focuses on the recycling of wasted wine bottle in China. Sancon SH started operations on April 1, 2007. Sancon SH is 100% owned by Jack Chen who is also a director of Sancon Recycling Pty Ltd, Australia, a 100% owned subsidiary of the Company. The acquisition resulted in recapitalization of the Company's capital structure similar to the pooling of interest method.

A summarized financial position for the acquired company, Sancon SH, at the acquisition date, is provided below.

                  Sancon Resource Recovery (Shanghai) Co., Ltd.
                     Summary Statement of Financial Position
                               At August 15, 2007

                                    Amount

Cash                             $     253,549
Other Current Assets                    32,447
Property & Equipment                    68,957
Current Liabilities                    (73,268)
                                 -------------
Net Assets                             281,685
Net Assets Acquired (70%)       $      197,180
                                ==============


        UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION DISCLOSURE
                      FOR THE YEAR ENDED DECEMBER 31, 2007

The following un-audited pro forma consolidated financial information for the year ended December 31, 2007 as presented below, reflects the results of operations of the Company assuming the acquisition occurred on April 1, 2007. These pro forma results have been prepared for information purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on April 1, 2007 and may not be indicative of future operating results.

                                                   Year ended December 31, 2007
                                                           (Unaudited)

          Revenue                                         $ 6,075,111

          Operating loss                                  $  (257,041)
                                                          -----------

          Net loss                                        $  (333,551)
                                                          ===========

          Basic and fully diluted gain/(loss) per share   $     (0.02)
                                                          ===========



NOTE 4   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

(b).Property, Plant & Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation.

For our subsidiary in Australia we us declining balance method of depreciation by multiplying annual rates as follows:


            Plant and Machinery                                           20.0%
            Motor Vehicles                                                22.5%
            Fixture and Fittings                                          22.0%

For our subsidiary in Shanghai we use straight line method over the following estimated useful lives:


            Plant and Machinery                                           10 yrs
            Motor Vehicles                                                5 yrs
            Office equipment                                              5 yrs

(c). Impairment of Long-lived assets

The Company periodically reviews its portfolio of assets for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." Such review necessitates estimates of current market values; re-lease rents, residual values and component values. The estimates are based on currently available market data and are subject to fluctuation from time to time. The Company initiates its review periodically, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in the forecasting of future operating results which are used in the `reparation of projected undiscounted cash flows and, should different conditions prevail, material write downs may occur.

(d). Foreign Currency Translation

The reporting currency used in the preparation of these consolidated financial statements is U.S. dollars. Local currencies are the functional currencies for the Companies subsidiaries. For the purpose of consolidation: assets and liabilities of subsidiaries with functional currencies other than U.S. dollars are translated into U.S. dollars at the applicable rates of exchange in effect at the balance sheet date; and income and expense items are translated into U.S. dollars at the average applicable rates during the year, while equity is accounted for using historical rates.

Translation gains and losses resulting from fluctuations in exchange rates are recorded as a separate component of other comprehensive income within stockholders' equity as cumulative translation adjustments. Gains and losses resulting from foreign currency transactions are included in results of operations.

(e). Earnings Per Share

Basic earnings per share ("EPS") is calculated using net earnings (the numerator) divided by the weighted-average number of shares outstanding (the denominator) during the reporting period. Diluted EPS includes the effect from potentially dilutive securities. Diluted EPS is equal to basic EPS for all periods presented, as the Company has no potentially dilutive securities.

(f). Revenue Recognition

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

(g). Income Taxes

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

(h). Allowance for Doubtful Accounts

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

 (i) Segment Information

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

(j) Comprehensive Income

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


(k)  Reclassifications

Certain reclassifications have been made in prior years' financial statements to conform to classifications used in the current year.

(l) Stock based payments

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

As of December 31, 2007 and December 31, 2006, the Company did not issue or make provision through the issuance of stock options to employees and directors.

(m) Recent Pronouncements

In September 2006, FASB issued SFAS 157 `Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the effect of this pronouncement on the financial statements.

In September 2006, FASB issued SFAS 158 `Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

     1. A brief description of the provisions of this Statement
     2. The date that adoption is required
     3. The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Management is currently evaluating the effect of this pronouncement on the financial statements.

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements. The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. Management is currently evaluating the effect of this pronouncement on the financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements". This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company's fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company's fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

In March 19, 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Currently the Company does not carry any derivative instruments and the adoption of this statement may not have any effect on the financial statements.

Note 5.  Concentrations and Commitments

(a). Concentrations

The Company has focused on business in overseas markets, which the Company believes present opportunities. Business with foreign customers is subject to risks related to the economy of the country or region in which such customers are located, which may be weaker than the U.S. economy. On the other hand, foreign economy may remain strong even though the U.S. economy does not. Foreign economic downturn may impact foreign customer's ability to make payments. Furthermore, foreign customers are subject to risks related to currency conversion fluctuations.

Foreign laws, regulations and judicial procedures may be more or less protective for the local company's rights than those in the United States. The Company could experience collection or repossession problems related to the enforcement of its business agreements under foreign local laws and the remedies in foreign jurisdictions. The protections potentially offered by Section 1110 of the Bankruptcy Code do not apply to non-U.S. carriers, and applicable local law may not offer similar protections.

(b). Commitments

Office space:
The Company leases office space in Australia, Hong Kong and Shanghai. The lease for Australia expires in October 2011 while leases for Shanghai expires on various dates between January 2008 to September 2010.. Based upon existing leases, without renewals, the minimum lease payments up to expiry are as follows:


           2008             $249,000
                            --------
           2009              201,000
                            --------
           2010              225,000
                            --------
           2011               86,000
                            --------
          Total             $761,000
                            ========

Equipment:
In year 2005, the company purchased a vehicle under capital lease from Toyota Financial Service. The annual interest rate is 7.99% with payment term of sixty
(60) months. The payment is to be made in 59 equal monthly installments of $326 each and the final installment of $5,545. The balance as of December 31, 2007 amounted to $13,705 with $3,108 as current liability.

In year 2006, the company purchased a vehicle by mortgage loan from CBFC Limited ABN. The annual interest rate is 8.32% with payment term of sixty (60) months. The payment is to be made in 59 equal monthly installments of $451 each and the final installment of $8,248. The balance as of December 31, 2007 amounted to $20,574 with $3,754 as current liability.

In September 2007, the company purchased a vehicle by mortgage loan from CBFC Limited ABN. The annual interest rate is 8.6% with payment term of forty-eight
(48) months. The payment is to be made in 47 equal monthly installments of $394 each and the final installment of $6,485. The balance as of December 31, 2007 amounted to $24,046 with $3,344 as current liability.

The Company pays approximately $1,171 per month under these leases, the last of which expires in September 2011.

Total minimum lease payments under the above leases are as follows:

                                                Capital
                                                Leases
                                               --------
2008                                           $ 14,057
2009                                             14,057
2010                                             17,645
2011                                             21,550
                                               --------
                                               $ 67,309
Less: Amount representing interest               (8,984)
Present value of minimum lease payments          58,325
Less: Current portion                           (10,206)
                                               --------
                                               $ 48,119
                                               ========


Note 6. Depreciable Assets

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation and any impairment in value. The carrying values are reviewed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Impairment losses are recognized in the income statement.


                            Plant and Machinery       Vehicles      Office Equipments        Total

Cost                               374,084            282,025             33,901            690,010
Accumulated Depreciation          (116,415)           (22,728)           (10,176)          (149,319)
                                  --------            -------            -------           --------

Net Carrying Value                 257,669            259,297             23,725            540,691
                                  ========            =======            =======           ========

Included in property and equipment is approximately $67,821 of assets, which are leased under non-cancelable leases and accounted for as capital leases, which expire through September 2011. The accumulated depreciation included in the property and equipment for these leases is approximately $18,180.

Depreciation and amortization expense for the year ended December 31, 2007 and December 31, 2006 was $80,656 and $41,604, respectively.

Note 7.  Related Party Transactions

The shareholders' loan was due from Mr. Jack Chen, CEO and director of the Company, Mr. Cheng Guangliang, shareholder of the Company, and due to Jimmy Yiu, directors of the Company, David Chen, former CEO and Shareholder of the Company. Included in the amount of due to related parties, there were convertible loans due to Mr. Jack Chen, Mr. Jimmy Yiu and Mr. Chen Guangliang, with 5% annual interest rate, amounting of $929, $5,021 and $3,013 respectively, being matured in May 2008. The principals of the loans can be converted into the Company's common stock at $0.39 per share. Other than those convertible loans, the amount due to related parties represented

a) loans from Mr. Jack Chen of 15,000, without interest, unsecured and due on demand, for the Company's normal operation. b) loans from Mr. Chen Guang Liang of $67,248, without interest, unsecured and due on demand for the Company's normal operation.

Due to related party includes loan from Mr. Jack Chen of $327,122 without interest, unsecured and not be payable until such time as the Board of Directors determine. Guang Cheng International Trading Ltd sold $703,344 worth of goods to Shenzhen Sanjiang Plastic Factory, owned by the father of the sole director of Guang Cheng International Trading Ltd during the year ended December 31, 2007. No accounts receivable outstanding from Shenzhen Sanjiang Plastic Factory as at December 31, 2007.

Note 8. Segmental Information

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the years ended December 31, 2007 and 2006, the Company is organized into three business segments based on geography areas: (1) Australia, (2) Hong Kong and (3) Shanghai. The following table presents a summary of operating information and certain year-end balance sheet information for the years ended December 31, 2007 and 2006:

                                   YEARS ENDED DECEMBER 31
                                     2007           2006
Revenues from various areas:
        Australia                $ 1,467,867    $   650,676
        Hong Kong                  3,501,311      2,796,726
        Shanghai                   1,101,652             --
                                 -----------    -----------
             Consolidated        $ 6,070,830    $ 3,447,402
                                 ===========    ===========

Net income (loss):
        Australia                $   (82,971)   $    (8,838)
        Hong Kong                    (64,666)        26,740
        Shanghai                     226,489
        Un-allocted                 (246,695)       (35,804)
                                 -----------    -----------
             Consolidated        $  (167,843)   $   (17,902)
                                 ===========    ===========

Identifiable assets:
        Australia                $   586,374    $   391,151
        Hong Kong                     14,829        450,776
        Shanghai                     893,538             --
        Un-allocted                   93,196         12,107
                                 -----------    -----------
             Consolidated        $ 1,587,937    $   854,034
                                 ===========    ===========

Depreciation and amortization:
        Australia                $    69,591    $    41,604
        Hong Kong                         --             --
        Shanghai                      11,065             --
                                 -----------    -----------
             Consolidated        $    80,656    $    41,604
                                 ===========    ===========

Capital expenditures:
        Australia                $    73,916    $   189,108
        Hong Kong                         --             --
        Shanghai                      11,065             --
        Un-allocted                       --             --
                                 -----------    -----------
             Consolidated        $    84,981    $   189,108
                                 ===========    ===========


Note 9. Stockholders' Equity

During the nine months period ended September 30, 2007, the Company issued 250,000 shares to consultants recorded at the fair market value of $88,500.

On April 15, 2007, the Company entered into a Share Purchase Agreement to issue and sell 1,000,000 shares of its common stock in an offshore transaction under Regulation S to Fengteng Investment Consulting Management (Shanghai) Co., Limited at US$0.35 per share for gross proceeds of US$350,000. The shares are subject to 144 restriction and proceeds will be used for working capital needs. These shares are recorded as shares to be issued as at December 31, 2007.

Note 10. Income Taxes

The Company is registered in the State of Nevada and has operations in primarily three tax jurisdictions - the Australia, Hong Kong and the United States. For certain operations in the United States of America, and Australia, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of December 31, 2007 and December 31, 2006. Accordingly, the Company has no net deferred tax assets.

The components of income before income taxes are as follows:

                                                  2007         2006

     Income (loss) subject to Australia       $ (81,603)   $  (8,480)
     Income (loss) subject to Hong Kong         (64,666)      61,934
     Income (loss) subject to Shanghai          338,043           --
     Income (loss) subject to United States    (178,748)     (40,704)
     Income before taxes                         13,026    $  12,750

United States of America
As of December 31, 2007, the Company in the United States of America had approximately $261,000 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carry forwards in certain situations when changes occur in the stock ownership of a company. In the event the Company has a change in ownership, utilization of carry forwards could be restricted. The deferred tax assets for the United States entity at December 31, 2007 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the United States of America as of December 31, 2007 and 2006.

                                                  2007         2006

     Net Operating Loss Carry forwards          261,000       54,000
     Total Deferred Tax Assets                  104,000       22,000
     Less: Valuation Allowance                 (104,000)     (22,000)
     Net Deferred Tax Assets                         --           --

Hong Kong
As of December 31, 2007, the Company's Hong Kong subsidiary had net loss. Pursuant to Hong Kong income tax laws, the Company has not made income tax provision for the year ended December 31, 2007.

Australia
As of December 31, 2007 the Company's Australian subsidiary had net loss. Pursuant to Australian income tax laws, the Company has made minimum income tax provision of $1,368 for the year ended December 31, 2007.

The following table sets forth the significant components of the net deferred tax assets for operation in the Australia as of December 31, 2007 and 2006.

                                                  2007         2006
     Net Operating Loss Carryforwards           106,000      20,076
     Total Deferred Tax Assets                   32,000       6,022
     Less: Valuation Allowance                  (32,000)     (6,022)
     Net Deferred Tax Assets                        --          --

Shanghai
As of December 31, 2007 the Company's Shanghai subsidiary had net income. Pursuant to China income tax laws, the Company has made 33% income tax provision of $111,554 for the year ended December 31, 2007.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of
Operations:

                                                  2007       2006

Tax expense (credit) at statutory rate-federal   (34)%       (34)%
State tax expense (credit) net of federal tax     (6)%        (6)%
Changes in valuation allowance                     40%         40%
Foreign income tax:
Australia                                          30%         30%
Hongkong                                         17.5%       17.5%
Shanghai                                           33%         --
Change in valuation allowance                  (47.5)%       (30)%
                                               ------        ------
Tax expense at actual rate                        33%        17.5%
                                              =======        ======


Note 11. Major Customers and Vendors

San Jiang, Wei Er Sha and Pernod Ricard Trading, our three top customers, provided 47% of net revenue for the year ended December 31, 2007, respectively. Total accounts receivable due from these customers was approximately $398,538 as of December 31, 2007.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

Team Smart Int'l Ltd, Tricept Trading Limited and Penavico Logistics are our major vendors. Total accounts payable due to these vendors was $130,286 as of December 31, 2007.


Note 12. Subsequent Event (Unaudited)

On March 10, 2008 the Company issued 1,448,572 shares. This includes 1,000,000 shares which were recorded as shares to be issued as of December 31, 2008 (See note 10). The remaining 448,572 shares were erroneously issued and to be cancelled.