Form 10-Q
period 2008-03-31
Sancon Resources Recovery, Inc.
filed 2008-05-19
CIK 1288195

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                   For the quarterly period ended March 31, 2008

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock: par value of $0.001; 21,714,996 shares issued and outstanding on March 31, 2008.

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

Sancon Resources Recovery, Inc.

                                    FORM 10-Q


                                      INDEX

                                                                            PAGE

          Important Notice                                                     2

PART I.   FINANCIAL INFORMATION                                                3

Item 1.   Financial Statements (Unaudited)                                     3

Item 2.   Management's Discussion and Analysis or Plan of Operation           12

Item 3.   Controls and Procedures                                             19

PART II.  OTHER INFORMATION                                                   19

Item 1.   Legal Proceedings                                                   19

Item 2.   Changes in Securities and Use of Proceeds                           19

Item 3.   Default Upon Senior Securities                                      19

Item 4.   Submission of Matters to a Vote of Security Holders                 19

Item 5.   Other Information                                                   19

Item 6.   Exhibits                                                            20

          Signatures                                                          21

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the risk of doing business in the People' Republic of China, or PRC, our ability to implement our strategic initiatives, our access to sufficient capital, the effective integration of our subsidiaries in the PRC into a U.S. public company structure, economic, political and market conditions and fluctuations, government and industry regulation, Chinese and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                SANCON RESOURCES RECOVERY, INC.
                                  CONSOLIDATED BALANCE SHEETS

                                                                    March 31,     December 31,
                                                                      2008           2007
                                                                   -----------    -----------
                                                                   (UNAUDITED)      (AUDITED)
                                             ASSET
Current assets
     Cash and cash equivalents                                     $   948,726    $   250,470
     Trade receivables                                                 740,938        628,616
     Advance to suppliers                                                  286             --
     Inventory                                                          18,922          3,763
     Prepaid expenses                                                  207,695         81,467
     Due from related parties                                          105,517         73,285
                                                                   -----------    -----------
        TOTAL CURRENT ASSETS                                         2,022,084      1,037,601

     Property, plant & equipment, net                                  615,733        540,691
     Security deposit                                                   10,096          9,644
                                                                   -----------    -----------
        TOTAL ASSETS                                               $ 2,647,913    $ 1,587,936
                                                                   ===========    ===========

                              LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
     Current liabilities
        Trade payables                                             $   323,199    $   402,961
        Capital lease -current                                           8,096         10,206
        Accrued expenses                                               146,256        144,309
        Advances from customers                                         36,401             --
        Shares to be issued                                                 --        350,000
        Due to related parties                                         367,403        327,122
        Tax payables                                                   253,606        187,019
        Other payables                                                 399,694        105,573
                                                                   -----------    -----------
          TOTAL CURRENT LIABILITY                                    1,534,655      1,527,190
     Long term liability
         Capital lease                                                  50,375         48,119
                                                                   -----------    -----------
              TOTAL LIABILITY                                        1,585,030      1,575,309
                                                                   -----------    -----------

     Minority Interest                                                 236,471        153,220

STOCKHOLDERS' EQUITY (DEFICIT)

     Share Capital Authorized: 500,000,000 common shares, par
       value $0.001 per share Issued and Outstanding: 21,714,996
       shares and 20,414,996 respectively                               21,715         20,415
          Additional paid-in capital                                   509,199        115,499
          Deferred compensation                                        (33,750)            --
          Other comprehensive income                                    30,374          8,051
          Accumulated profit/(deficit)                                 298,874       (284,558)
                                                                   -----------    -----------
        TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                           826,412       (140,593)
                                                                   -----------    -----------
        TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)         $ 2,647,913    $ 1,587,936
                                                                   ===========    ===========


     The accompanying notes form an integral part of these unaudited financial statements.


                              SANCON RESOURCES RECOVERY, INC.
                             CONSOLIDATED STATEMENTS OF INCOME
                                        (Unaudited)

                                                           FOR THE THREE MONTHS PERIODS ENDED
                                                                       MARCH 31,
                                                                 2008             2007
                                                              ------------    ------------

Net Sales                                                     $  2,948,996    $    693,048
       Cost of sales                                             1,435,886         532,375
                                                              ------------    ------------
       Gross profit                                              1,513,110         160,673

Operating Expenses
       Depreciation                                                 37,621          14,316
       Selling, General and Administrative                         681,312         314,632
                                                              ------------    ------------
       Total Operating expenses                                    718,933         328,948
                                                              ------------    ------------
       Operating Income (Loss)                                     794,177        (168,275)

Other Income (Expense)
       Other income (expenses)                                     150,334          10,751
       Interest income                                               2,454             892
                                                              ------------    ------------
       Total other income                                          152,788          11,643

Income/(loss) from continued operations before minority
  interest & income taxes                                          946,965        (156,632)

     Minority interest                                             (83,251)             --
                                                              ------------    ------------
Income/(loss) from continued operations before income taxes        863,714        (156,632)

       Income taxes                                                 93,024           1,151
                                                              ------------    ------------
Income (loss) from continued operation                             770,690        (157,783)
Discontinued Operation:
          Gain (Loss) from operations                               (1,955)            515
          Gain on disposal of subsidiary                             3,820              --
                                                              ------------    ------------
Gain on Discontinued Operations                                      1,865             515
                                                              ------------    ------------

       Net Income (Loss)                                           772,555        (157,268)

Other comprehensive income/(loss)                                   22,323            (792)
                                                              ------------    ------------
Net Comprehensive income/(loss)                               $    794,878    $   (158,060)
                                                              ============    ============

Earnings per share
       Basic and diluted earnings/(loss) per share            $       0.04    $      (0.01)
                                                              ============    ============
       Basic & diluted weighted average shares outstanding      20,718,329      20,353,198
                                                              ============    ============


   The accompanying notes form an integral part of these unaudited financial statements.


                               SANCON RESOURCES RECOVERY, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)
                                                              FOR THE THREE MONTHS PERIODS ENDED
                                                                          MARCH 31,
                                                                    2008            2007
                                                                ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                              $    772,555    $   (157,268)
 Adjustments to reconcile net income (loss) to net cash flows
 Provided by operating activities:
   Depreciation and amortization                                      37,621          16,464
   Shares issued in lieu of compensation                              11,250          88,500
   Minority interest                                                  83,251              --
   Changes in current assets and liabilities:
      Decrease (increase) in trade receivables                      (112,322)         (5,257)
      Decrease (increase) in inventory                               (15,159)        (35,359)
      Decrease (increase) in advance to suppliers                       (286)             --
      Decrease (increase) in other current assets                   (313,938)         29,551
      Increase (decrease) in tax payable                              66,587           4,044
      Increase (decrease) in trade payable                           (79,762)        205,194
      Increase (decrease) in other current liabilities               332,469          (3,207)
                                                                ------------    ------------
   Net cash provided by (used in) continued operations               782,266              --
   Net cash provided by (used in) discontinued operations             (1,865)             --
                                                                ------------    ------------
   Net cash flows provided by operating activities                   780,401         142,644

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                                 (112,663)         (8,095)
                                                                ------------    ------------
   Net cash flows used in investing activities                      (112,663)         (8,095)

CASH FLOWS FROM FINANCING ACTIVITIES
 Loan from related parties                                             8,049        (136,787)
 Proceeds from (payment of) mortgage loan                                146            (443)
                                                                ------------    ------------
   Net cash flows (provided by) used in financing activities           8,195        (137,230)
                                                                ------------    ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                               22,323            (792)
                                                                ------------    ------------

NET INCREASE (DECREASE )IN CASH & CASH EQUIVALENTS                   698,256          (3,473)

 Cash & Cash Equivalents at start of period                          250,470          63,600
                                                                ------------    ------------
 Cash & Cash Equivalents at end of period                       $    948,726    $     60,127
                                                                ============    ============
Interest paid                                                   $      1,391    $      1,034
Income taxes paid                                               $         --    $         --

    The accompanying notes form an integral part of these unaudited financial statements.

                                              5

                         Sancon Resources Recovery, Inc.
            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       For the period ended March 31, 2008
                                   (Unaudited)


Note 1.  Nature of Operations

Sancon Resources Recovery, Inc. ("Sancon", or "the Company", or "we", or "us") is registered in good standing under Chapter 78 of the Nevada Statutes, and its common stock is traded on the OTCBB under the symbol SRRY.OB. Sancon Resources Recovery, Inc. is an environmental service and waste management company that operates recycling facilities in China and Australia. Sancon specializes in the collection and recovery of industrial and commercial solid wastes such as plastic, paper, cardboard, and glass. The recycled materials are re-used by Sancon's manufacturing customers in China to make a wide variety of new products including outdoor furniture, construction materials, building materials, road surface, and various new products. Sancon's China operation is licensed by the Chinese government for waste management services, and is certified with ISO 9001 and ISO14001 standards. Sancon aims to provide solutions to today's soaring raw material cost for manufactures and assists in solving our environmental problems.

On August 15, 2007, the Company completed the acquisition of 70% of the equity interest in Sancon Resources Recovery (Shanghai) Co., Ltd by exercising its option to convert $200,000 of convertible promissory note

On November 17, 2006 , the company completed the acquisition of 100% equity interest in Crossover Solutions Inc ("Crossover" or "CS") from Fintel Group by paying $1 for the transfer of one share of Crossover Solutions Inc. being the total number of outstanding share of Crossover. Crossover did not have any operations or assets/liability prior to 2008. Therefore, no proforma information has been presented.

Since its acquisition, Crossover solution Inc has begin the operation of providing services for management and granulation of waste materials for its clients located in China.

On March 31, 2008, the company sold 100% equity interest of Digital Financial Service Limited ("DFSL") for $7.8 plus the assumption of certain liabilities, due to its continuing losses, resulting in gain of $1,865 on disposal of the entity.

As of March 31, 2008, the Sancon group comprises of the following companies:

                                                                                                                   %
Registered Name                                                                       Domicile          Owner     held    Status
---------------                                                                       --------          -----     ----    ------
(business is conducted under the registered names)
Sancon Recycling Pty Ltd.                                                             Australia         Sancon     100    Active
Guang Cheng Int'l Trading Ltd. ("Guang Cheng" hereinafter)                            Hong Kong         Sancon     100    Active
Sancon Resources Recovery (Shanghai) Co., Ltd. ("Sancon SH" hereinafter)              Shanghai          Sancon     70     Active
Crossover Solutions Inc. ("CS" hereinafter)                                     British Virgin Island   Sancon     100    Active

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

Note 2.  Basis of Presentation

(a) Interim Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of Sancon management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for periods are not necessarily indicative of results for the entire year. These financial statements and accompanying notes should be read in conjunction with our annual financial statements and the notes thereto for the year ended December 31, 2007, included in our Annual Report on Form 10KSB, filed with the Securities and Exchange Commission.

(b) Principles of Consolidation

The accompanying unaudited consolidated financial statements include all of the accounts of the Company and all of the subsidiaries under its control, which include Sancon Recycling Pty Ltd., Guang Cheng, Sancon SH (70%) and CS as of and for the period ended March 31,2008. While the historical results for the three months period ended March 31, 2007 only include the Company, Sancon Recycling Pty Ltd. and Guang Cheng. All material inter-company balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of liabilities in the normal course of business.

The Company has taken certain restructuring steps to provide the necessary strategy, capital and assets to continue to grow its operations. These steps included:

o Look for growth opportunities through acquisitions & merger with profitable companies within the industry
o To further expand its China based operations to increase the overall high margin services businesses
o     Take measures to control cost and operating expenses
o     To Dispose loss-making entities to focus on high margin services income

Note 3.  Summary of Significant Accounting Policies

Use of Estimates
----------------

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

Earnings Per Share
------------------

Basic earnings per share ("EPS") is calculated using net earnings (the numerator) divided by the weighted-average number of shares outstanding (the denominator) during the reporting period. Diluted EPS includes the effect from potentially dilutive securities. Diluted EPS is equal to basic EPS for all periods presented, as the Company has no potentially dilutive securities.

Revenue Recognition
-------------------

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

Income Taxes
------------

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

Reclassifications
-----------------

Certain reclassifications have been made in prior period's financial statements to conform to classifications used in the current period.

Stock based payments
--------------------

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

As of March 31, 2008 and 2007, the Company did not issue or make provision through the issuance of stock options to employees and directors.

Recent pronouncements
---------------------

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

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the businesc combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company's fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

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

Note 4. Concentrations and commitments

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

(b). Commitments

Office space:
The Company leases office space in Australia, Hong Kong and Shanghai. The lease for Australia expires in October 2011 while leases for Shanghai expires on various dates between January 2008 to September 2010. Based upon existing leases, without renewals, the minimum lease payments up to expiry are as follows:


2008                                                $   186,750
2009                                                    201,000
2010                                                    225,000
2011                                                     86,000
                                                    -----------
Total                                               $   698,750
                                                    ===========

Equipment:
In year 2005, the company purchased a vehicle under capital lease from Toyota Financial Service. The annual interest rate is 7.99% with payment term of sixty
(60) months. The payment is to be made in 59 equal monthly installments of $357 each and the final installment of $6,067. The balance as of March 31, 2008 amounted to $13,621 with $2,464 as current liability.

In year 2006, the company purchased a vehicle by mortgage loan from CBFC Limited ABN. The annual interest rate is 8.32% with payment term of sixty (60) months. The payment is to be made in 59 equal monthly installments of $493 each and the final installment of $9,024. The balance as of March 31, 2008 amounted to $24,264 with $2,654 as current liability.

In September 2007, the company purchased a vehicle by mortgage loan from CBFC Limited ABN. The annual interest rate is 8.6% with payment term of sixty (48) months. The payment is to be made in 47 equal monthly installments of $432 each and the final installment of $7,095. The balance as of March 31, 2008 amounted to $20,586 with $2,978 as current liability.

The Company pays approximately $1,282 per month under these leases, the last of ghich expires in September 2011.

Total minimum lease payments under the above leases are as follows:

                                                          Capital
                                                          Leases
                                                      ---------------
2009                                                           19,314
2010                                                           23,238
2011                                                           23,575
                                                      ---------------
                                                      $        66,127
Less: Amount representing interest                            (7,656)
Present value of minimum lease payments                        58,471
Less: Current portion                                         (8,096)
                                                      ---------------
                                                      $        50,375
                                                      ===============

Note 5. Business Combination and Corporate Restructure

On November 17, 2006, the company completed the acquisition of 100% equity interest in Crossover Solutions Inc. from Fintel Group for one dollar.

No proforma financial information has been presented as the amounts involved were immaterial.

Note 6. Property, plant & equipment

Property, plant, & equipment are stated at cost, less accumulated depreciation and any impairment in value. The carrying values are reviewed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Impairment losses are recognized in the income statement.

                                     Plant and Machinery      Vehicles    Office Equipment   Total
                                     -------------------      --------    ----------------   -----
      At March 31,2008

      Cost                                $406,453            $369,392       $26,828        $802,673
      Accumulated Depreciation            (144,572)            (38,568)       (3,800)       (186,940)
      Net Carrying Value                  $261,881            $330,824       $23,028        $615,733

Included in property and equipment is approximately $74,191 of assets, which are leased under non-cancelable leases and accounted for as capital leases, which expire through September 2011. The accumulated depreciation included in the property and equipment for these leases is approximately $15,562.

Depreciation and amortization expense for the three months period ended March 31, 2008 and 2007 was $37,621 and $14,316, respectively.

Note 7. Due to related parties

Current
The amount due to related parties comprised of loan from Mr. Cheng Guangliang, an officer of a subsidiary of the Company, Jack Chen, current CEO, Mr. David Chen, former CEO and major shareholder, and Jimmy Yiu, director of the Company.

Included in the amount due to related parties, there were loans due to Mr. David Chen and Mr. Jimmy Yiu amounting of $16,722, and $5,021 and loans due from Mr. Chen Guangliang and Jack Chen amounting of $100,517 and $5,000 respectively.

Due to related party includes loan from Mr. Jack Chen of $345,660 without interest, unsecured and due on demand.

Guang Cheng International Trading Ltd sold $38,018 worth of goods to Shenzhen Sanjiang Plastic Factory, owned by the father of the sole director of Guang Cheng International Trading Ltd during the period ended March 31, 2008.

Note 8. Stockholders equity

On April 15, 2007, the Registrant entered into a Share Purchase Agreement to issue and sell 1,000,000 shares of its common stock in an offshore transaction under Regulation S to Fengteng Investment Consulting Management (Shanghai) Co., Limited at US$0.35 per share for gross proceeds of US$350,000. The shares are subject to 144 restriction and proceeds will be used for working capital needs. The Company issued these 1,000,000 shares value of $350,000 during the three months period ended March 31, 2008.

During the three months periods ended March 31, 2008, the Company issued 300,000 shares to Lyons Capital LLC of Restricted, RULE 144 Stock, for services rendered or to be rendered in the future, recorded at the fair market value of $45,000 to be amortized over a period of twelve months. The Company recorded $11,250 in consulting expense during the quarter ended March 31, 2008.

Note 9. Segmental information

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

During the three months periods ended March 31, 2008, the Company is organized into four business segments based on geography areas: (1) Australia, (2) Hong Kong, (3) Shanghai and (4) China (operated by CS). The following table presents a summary of operating information for the three months periods ended March 31, 2008:

                           Australia       Hong Kong       Shanghai      China (operated by CS)   Un-allocated     Total

Sales, net                   600,667        369,893       1,547,936             430,500                   --     2,948,996
Net income (loss)             49,837        (38,073)        277,504             430,444               52,843       772,555
Total assets                 685,365         17,468       1,497,916             452,306               (5,142)    2,647,913
Capital expenditure           19,577             --          93,086                  --                   --       112,663
Depreciation                  22,025             --          15,596                  --                   --        37,621

During the three months periods ended March 31, 2007, the Company operated under two segments of Australia, and Hong Kong.

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

Overview of the Company and its Operations

Sancon Resources Recovery, Inc. is an environmental service and waste management company that operates recycling facilities in China and Australia. Sancon specializes in the collection and recovery of industrial and commercial solid wastes such as plastic, paper, cardboard, and glass. The recycled materials are re-used by Sancon's manufacturing customers in China to make a wide variety of new products including outdoor furniture, construction materials, building materials, road surface, and various new products. Sancon's China operation is licensed by the Chinese government for waste management services, and is certified with ISO 9001 and ISO14001 standards. Sancon currently ships more than 25,000 tons of recycled industrial and commercial waste material annually to its customers in China. Sancon's main operations and services include industrial waste management consulting, collection and reprocess of recyclable materials such as plastic, glass, cardboard, and paper sourced from suppliers such as Hella, Toyota, Full Views, Wastech Holdings, Supagas, and Priority etc, before its re-entry into manufacture cycles as raw materials. Sancon also provides its full waste management services to large consumer products maker such as Pernod Ricard. The use of recycled material is both environmentally friendly and is a key part of today's competitive manufacturing process to lower costs. As China gains global manufacturing dominance and oil price soars, Chinese manufacturers are increasingly turning to recycled materials to lower its costs, resulting tremendous demand for recycled materials import. The major customers for Sancon are Chinese manufacturers and recycled material traders which are located mainly in the Chinese provinces of Guangdong, Zhejiang, Fujian and Hong Kong.

THE TREND IN CHINESE MARKET

According to China National Resources Recycling Association, recyclable solid waste import to China has experienced a dramatic increase in the last 2 decades. During early 1990's, China imported 1-2 million tons of recyclable wastes per year. By 1999, China imported 10 million tons of recyclable solid wastes per year. In 2006, China imported 37 million tons of recyclable wastes. China's total domestic recycled volume is estimated to have reached over 50 million tons in 2007, with an estimated total worth of US$6 billion.

The State Development and Reform Commission of China promotes the recycling industry with a four-pronged solution ranging from energy saving and clean production to integrated use of resources and developing environmental protection industry, to accelerate the development of the recycling economy. The concept of recycling economy is included in the 11th Five-year Plan. In addition, policies will be drafted and mechanism will be proposed to promote the development of the recycling economy. Policies will give priority to the recycling and reuse of scrap home appliance, electronic products, waste tires, waste paper and waste packaging, as well as the re-production of machinery and electric products, recycled aluminum, and transformation of wastes into resources.

Due to the serious environment pollution problems faced in China, the 11th Five-year plan emphasis energy saving, emission reduction and environmental protection at the highest level ever. At the end of the 11th Five-year plan, the annual production of the environmental industry will exceed 1.1 trillion RMB, of which environmental equipment spending is 120 billion RMB, environmental services is 100 billion RMB, resources recovery is 660 billion RMB, cleaning products spending is 250 billion RMB.

In the past 30 years of development, environmental production value in China increased from 0.5% of GDP to the current 1.6%. China will expedite the demonstration and promotion of technologies for energy saving and emission reduction; actively promote the development of the environmental services industry; and also intensify the financial services for the environmental industry; and tax benefit policies for the environmental industry. During the 11th Five-year period, investment for environmental protection will reach 1.4 trillion RMB. Central government financing is investing in environmental industry at annual compound growth rate of 18%. Chinese government set out policies supports 4 key areas: developing a resources recovery and recycling economy; pollution reduction and ecological protection; environment testing instruments; environmental services and the development of the environmental industry.

Sancon is uniquely position to benefits from these initiatives as an early mover in the industry and one of the few foreign companies being awarded a waste management license in China. Sancon has for the past years developed one of the largest collection and recovery network in China for commercial wastes and expects to expand into other areas of environmental services.

SANCON'S VISIONS AND GOALS

The long-term objective of Sancon is to seek and develop further alternative resources recovery solutions, which will protect our environment and maximize sustainable usage for industrial waste materials. At Sancon we believe reducing the environmendal impact of manufactured products is through both professional services offered to manufacturers and commercial entities to increase recyclability of waste materials, and efficient redeployment of waste materials.

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

But the management has identified several key points which will give Sancon the competitive edge in the market place:

1) Sancon offers large selection of recycled plastic materials to our customers.
2) With the expansion of our operations in Melbourne Australia, Sancon will be able to serve greater number of customers and sell direct to our customs in both Australia and China.
3) Hong Kong trading operation will source recycled materials globally to meet the increasing demand from our customers in China.
4) Expand continuously of our operations in China to offer our services to more industrial and commercial clients.
5) Industry know-how and management team's ability to ensure all operating and environmental standards are achieved.

EMPLOYEES

As of March 31, 2008, the Company employed 15 people in both Australia and Hong Kong subsidiaries. Our joint venture in China employed 20 people full time, and all other personnel of the China joint venture are employed as sub contractors. To make our work more efficient, we outsourced a few other functions, such as logistics, bookkeeping and administration, to certain professional firms to enable our resource being focused on sales and processing functions.

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

As a public company, Sancon is subject to certain regulatory requirements including, but not limited to, compliance with Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX404"). Such compliance results in significant additional costs to the Company by increased audit and consulting fees, and the time required by management to address the regulations. The SEC has recently delayed the implementation date of SOX404 for non-accelerated filers until the fiscal year ended December 31, 2007. However, should the Company successfully fulfill its plans to procure financing and expand its operations; the Company may come under the accelerated filer definition, and be required to comply with SOX404 before December 31, 2007. In any case, such cocts will likely affect adversely the Company's business, financial condition and results of operations.

Results of Operations - Comparison between the three and three months ended March 31, 2008 and same periods of 2007.

Sales

Sales are generated by service charges and the sale of recyclable materials. The sales in Q1 2008 were $2,948,996, representing a 326% increase compared to the sales of $693,048 in same period of 2007. The sharp increases were mainly due to the significant sales amount contributed from Sancon Recycling Pty Ltd and Sancon SH.

Cost of Sales

The cost of sales is the direct cost for sale of the recycling materials. In Q1 2008, the cost of the recyclable materials was $1,435,886. It is 170% increase as compared to the cost of sales of $532,375 in Q1 2007. The significant increase of cost of sales is in line with the increase of sales during the quarter ended March 31, 2008.

Selling, General and Administrative Expenses ("SG&A expenses")

SG&A expenses increased by $366,680 or 117% to $681,312 in Q1 2008 compared to the same period of 2007. The increase is mainly due to the expanded operation during the three months ended March 31, 2008.

Depreciation Expense

Depreciation expense increased to $37,621 in Q1 2008 from $14,316 in same period of 2007. The increases were due to the purchase of plant and machinery in 2008 to expand its processing capacity .

Liquidity and Capital Resources

As shown in the accompanying financial statements, the Company has accumulated profit of $298,874 as of March 31, 2008. In addition, we have positive working capital $487,429.

Operating Activities

The net cash provided by operating activities from the three months period ended on March 31, 2008 amounted to $780,401 compared to $142,644 provided by the same period of year 2007.

Investing Activities

Net cash used in investing activities amounted to $112,663 during the three months period ended on March 31, 2008 compared to $8,095 during the same period of year 2007. The net cash outflows primarily resulted from the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities amounted to $8,195 during the three months period ended on March 31, 2008 compared to net cash used in financing activities of $137,230 during the same period in year 2007.

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

As of March 31, 2008 and 2007, the Company did not issue or make provision through the issuance of stock options to employees and directors.

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

During the three months ended March 31, 2008, there were no changes in our internal accounting controls or in other factors that materially affected our internal controls over financial reporting.

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

Item 5.  Other Information.

None.

Item 6.  Exhibits

The following list describes the exhibits filed as part of this Report on Form 10-Q.

  Exhibit                               Description of Document
  Number     Note

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

                                                 Sancon Resources Recovery, Inc.

Date:  May 19, 2008
                                                               By: /s/ Jack Chen
                                                --------------------------------
                                                                       Jack Chen
                                                         Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                 Sancon Resources Recovery, Inc.

Date:  May 19, 2008
                                                              By: /s/ David Chen
                                                --------------------------------
                                                                      David Chen
                                                                        Chairman

Date:  May 19, 2008
                                                               By: /s/ Jimmy Yiu
                                                --------------------------------
                                                                       Jimmy Yiu
                                                                        Director

Date:   May 19, 2008
                                                             By: /s/ Cong Yuanli
                                                --------------------------------
                                                                     Cong Yuanli
                                                            Independent Director

Date:   May 19, 2008
                                                               By: /s/ Jack Chen
                                                --------------------------------
                                                                      Jack. Chen
                                                                        Director