Form 10-Q
period 2008-06-30
Sancon Resources Recovery, Inc.
filed 2008-08-14
CIK 1288195

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended    JUNE 30, 2008
                                         -------------

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

Common Stock: par value of $0.001; 21,714,996 shares issued and outstanding on June 30, 2008.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]     No [X]

                        Sancon Resources Recovery, Inc.

                                    FORM 10-Q

                                      INDEX

                                                                            PAGE

           Important Notice...................................................2
2
PART I.    FINANCIAL INFORMATION..............................................3

Item 1.    Financial Statements  (Unaudited)..................................3

Item 2.    Management's Discussion and Analysis or Plan of Operation..........10

Item 3.    Controls and Procedures............................................16

PART II.   OTHER INFORMATION..................................................17

Item 1.    Legal Proceedings..................................................17

Item 2.    Changes in Securities and Use of  Proceeds.........................17

Item 3.    Default Upon Senior Securities.....................................17

Item 4.    Submission of Matters to a Vote of Security Holders................17

Item 5.    Other Information..................................................17

Item 6.    Exhibits...........................................................18

           Signatures.........................................................19

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

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                                           SANCON RESOURCES RECOVERY, INC.
                                             CONSOLIDATED BALANCE SHEETS

                                                                                       June 30, 2008   December 31, 2007
                                                                                        (UNAUDITED)       (AUDITED)
                                                                                        -----------      -----------
                                                        ASSETS
Current assets
     Cash and cash equivalents                                                          $ 1,448,387      $   250,470
     Trade receivables                                                                      287,029          628,616
     Advance to suppliers                                                                     2,693               --
     Inventory                                                                               35,584            3,763
     Prepaid expenses                                                                       317,334           81,467
     Due from related parties                                                               127,096           73,285
                                                                                        -----------      -----------
        TOTAL CURRENT ASSETS                                                              2,218,123        1,037,601

     Property, plant & equipment, net                                                       603,358          540,691
     Security deposit                                                                        10,566            9,644
                                                                                        -----------      -----------
        TOTAL ASSETS                                                                    $ 2,832,047      $ 1,587,936
                                                                                        ===========      ===========

                                    LIABILITIES & STOCKHOLDERS' EQUITY/ (DEFICIT)
LIABILITIES
     Current liabilities
        Trade payables                                                                  $   228,704      $   402,961
        Capital lease -current                                                               11,631           10,206
        Accrued expenses                                                                    116,464          144,309
        Shares to be issued                                                                  52,500          350,000
        Due to related parties                                                              382,906          327,122
        Tax payables                                                                        295,014          187,019
        Other payables                                                                       83,038          105,573
                                                                                        -----------      -----------
          TOTAL CURRENT LIABILITY                                                         1,170,257        1,527,190
     Long term liability
         Capital lease                                                                       47,129           48,119
                                                                                        -----------      -----------
              TOTAL LIABILITY                                                             1,217,386        1,575,309
                                                                                        -----------      -----------

     Minority Interest                                                                      305,210          153,220

STOCKHOLDERS' EQUITY/(DEFICIT)

     Share Capital Authorized: 500,000,000 common shares, par
     value $0.001 per share Issued and Outstanding: 21,714,996
     shares and 20,414,996 respectively                                                      21,715           20,415
     Additional paid-in capital                                                             509,199          115,499
     Deferred  compensation                                                                 (22,500)              --
     Other comprehensive income                                                              56,468            8,051
     Accumulated profit/(deficit)                                                           744,569         (284,558)
                                                                                        -----------      -----------
        TOTAL STOCKHOLDERS' EQUITY/ (DEFICIT)                                             1,309,451         (140,593)
                                                                                        -----------      -----------
        TOTAL LIABILITIES & STOCKHOLDERS' EQUITY/ (DEFICIT)                             $ 2,832,047      $ 1,587,936
                                                                                        ===========      ===========

                The accompanying notes form an integral part of these unaudited financial statements.







                                              SANCON RESOURCES RECOVERY, INC.
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (UNAUDITED)

                                                               THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                                   2008            2007             2008            2007
                                                             ------------      ------------      ------------      ------------

Net Sales                                                    $  2,570,531      $    838,658      $  5,519,527      $  1,531,706
     Cost of sales                                              1,181,097           687,689         2,616,983         1,220,064
                                                             ------------      ------------      ------------      ------------
Gross profit                                                    1,389,434           150,969         2,902,544           311,642

Operating Expenses
     Depreciation                                                  40,585            21,343            78,206            35,659
     Selling, General and Administrative                          809,671           201,550         1,490,983           516,181
                                                             ------------      ------------      ------------      ------------
     Total operating expenses                                     850,256           222,893         1,569,189           551,840

                                                             ------------      ------------      ------------      ------------
     Operating Income (Loss)                                      539,178           (71,924)        1,333,355          (240,198)

Other Income (Expense)
     Other Income (Expenses)                                     (151,247)              318              (913)           11,069
     Interest Income                                               12,925             1,018            15,379             1,910
                                                             ------------      ------------      ------------      ------------
     Total Other Income (expense)                                (138,322)            1,336            14,466            12,979
                                                             ------------      ------------      ------------      ------------
Income/(loss) from Continued Operations before Minority
Interest and Income Taxes                                         400,856           (70,588)        1,347,821          (227,219)

Minority Interest                                                 (68,739)               --          (151,990)              --
                                                             ------------      ------------      ------------      ------------
Income/(loss) from Continued Operations before Income
Taxes                                                             332,117           (70,588)        1,195,831          (227,219)

     Income Taxes                                                  75,545             2,022           168,569             3,173
                                                             ------------      ------------      ------------      ------------
Net Income (Loss) from Continued Operations                  $    256,572      $    (72,610)     $  1,027,262      $   (230,392)

Discontinued Operation
     Gain/ (loss) from Discontinued Operations                         --            11,456            (1,955)           11,970
     Gain on Disposal of Discontinued Operations                       --                --             3,820                --
                                                             ------------      ------------      ------------      ------------
       Total Gain on Disposal of Discontinued Operations               --            11,456             1,865            11,970
                                                             ------------      ------------      ------------      ------------
Net income (loss)                                                 256,572           (61,154)        1,029,127          (218,422)

Other comprehensive income/(loss)                                  20,111            (3,670)           42,434            (4,462)
                                                             ------------      ------------      ------------      ------------
Net Comprehensive income/(loss)                              $    276,683      $    (64,824)     $  1,071,561      $   (222,884)
                                                             ============      ============      ============      ============

Earnings per share
     Basic & diluted earnings/(loss) per share               $       0.01      $      (0.00)     $       0.05      $      (0.01)
     Basic & diluted weighted average shares outstanding       21,714,996        20,414,996        21,219,146        20,383,403
                                                             ============      ============      ============      ============

                       The accompanying notes is an integral of these unaudited financial statements.





                                 SANCON RESOURCES RECOVERY, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)


                                                               FOR THE SIX MONTHS PERIODS ENDED
                                                                            JUNE 30,
                                                                     2008              2007
                                                                  -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                                $ 1,029,127      $  (218,422)
 Adjustments to reconcile net income (loss) to net cash flows
 Provided by (used in) operating activities:
   Depreciation and amortization                                       78,206           35,659
   Shares issued in lieu of compensation                               22,500           88,500
   Minority interest                                                  151,990               --
   Changes in current assets and liabilities:
      Decrease (increase) in trade receivables                        341,595          323,230
      Decrease (increase) in inventory                                (31,821)        (137,492)
      Decrease (increase) in advance to suppliers                      (2,693)        (247,678)
      Decrease (increase) in other current assets                    (236,789)          49,407
      Increase (decrease) in shares to be issued                       52,500               --
      Increase (decrease) in tax payable                              107,995            1,046
      Increase (decrease) in trade payable                           (174,257)         141,921
      Increase (decrease) in other current liabilities               (150,162)         (65,769)
                                                                  -----------      -----------
   Net cash provided by (used in) continued operations              1,188,191          (29,598)
   Net cash provided by (used in) discontinued operations              (1,865)             --
                                                                  -----------      -----------
   Net cash flows provided by (used in) operating activities        1,186,326          (29,598)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                (140,873)         (25,674)
   Cash decreased due to investment in convertible notes                   --         (200,000)
                                                                  -----------      -----------
      Net cash flows used in investing activities                    (140,873)        (225,674)

CASH FLOWS FROM FINANCING ACTIVITIES
 Cash acquired due to subscription                                         --          240,000
 Loan from related parties                                            109,595          (59,282)
 Proceeds from (payment of) mortgage loan                                 435           34,675
                                                                  -----------      -----------
   Net cash flows (provided by) used in financing activities          110,030          215,393
                                                                  -----------      -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                42,434           (4,462)
                                                                  -----------      -----------

NET INCREASE (DECREASE )IN CASH & CASH EQUIVALENTS                  1,197,917          (44,341)

 Cash & Cash Equivalents at start of period                           250,470           63,600
                                                                  -----------      -----------
 Cash & Cash Equivalents at end of period                         $ 1,448,387      $    19,259
                                                                  ===========      ===========
Interest paid                                                     $    12,366      $     1,865
Income taxes paid                                                 $        --      $        --

      The accompanying notes form an integral part of these unaudited financial statements.


                         Sancon Resources Recovery, Inc.
            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       For the period ended June 30, 2008
                                   (Unaudited)


Note 1.  Nature of Operations

Sancon Resources Recovery, Inc. ("Sancon", or "the Company", or "we", or "us") is registered in good standing under Chapter 78 of the Nevada Statutes, and its common stock is traded on the OTCBB under the symbol SRRY.OB. Sancon Resources Recovery, Inc. is an environmental service and waste management company that operates recycling facilities in China and Australia. Sancon specializes in the collection and recovery of industrial and commercial solid wastes such as plastic, paper, cardboard, and glass. The recycled materials are re-used by Sancon's manufacturing customers in China to make a wide variety of new products including outdoor furniture, construction materials, building materials, road surface, and various new products. Sancon's China operation is licensed by the Chinese government for waste management services, and is certified with ISO 9001 and ISO 14001 standards. Sancon aims to provide solutions to today's soaring raw material cost for manufactures and assists in solving our environmental problems.

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

As of June 30, 2008, the Sancon group comprises of the following companies:

                                                                                                                   %
Registered Name                                                                       Domicile           Owner    held    Status
(business is conducted under the registered names)
Sancon Recycling Pty Ltd.                                                             Australia         Sancon     100    Active
Guang Cheng Int'l Trading Ltd. ("Guang Cheng" hereinafter)                            Hong Kong         Sancon     100    Active
Sancon Resources Recovery (Shanghai) Co., Ltd. ("Sancon SH" hereinafter)              Shanghai          Sancon     70     Active
Crossover Solutions Inc. ("CS" hereinafter)                                     British Virgin Island   Sancon     100    Active

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

(b) Principles of Consolidation

The accompanying unaudited consolidated financial statements include all of the accounts of the Company and all of the subsidiaries under its control, which include Sancon Recycling Pty Ltd., Guang Cheng, Sancon SH (70%) and CS as of and for the period ended June 30, 2008. While the historical results for the six months period ended June 30, 2007 only include the Company, Sancon Recycling Pty Ltd., DFSL and Guang Cheng. All material inter-company balances and transactions have been eliminated in consolidation.

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

As of June 30, 2008 and 2007, the Company did not issue or make provision through the issuance of stock options to employees and directors.

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

In May of 2008, FSAB issued SFASB No.162, The Hierarchy of Generally Accepted Accounting Principles. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The company does not believe this pronouncement will impact its financial statements.

In May of 2008, FASB issued SFASB No. 163, Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The company does not believe this pronouncement will impact its financial statements.


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

(b). Commitments

Office space:
The Company leases office space in Australia, Hong Kong and Shanghai. The lease for Australia expires in October 2011 while leases for Shanghai expire on various dates from January 2008 to September 2010. Based upon existing leases, without renewals, the minimum lease payments up to expiry are as follows:


          2008                                         $     124,500
          2009                                               201,000
          2010                                               225,000
          2011                                                86,000
                                                       -------------
          Total                                        $     636,500

Equipment:
In year 2005, the company purchased a vehicle under capital lease from Toyota Financial Service. The annual interest rate is 7.99% with payment term of sixty
(60) months. The payment is to be made in 59 equal monthly installments of $374 each and the final installment of $6,349. The balance as of June 30, 2008 amounted to $13,681 with $3,520 as current liability.

In year 2006, the company purchased a vehicle by mortgage loan from CBFC Limited ABN. The annual interest rate is 8.32% with payment term of sixty (60) months. The payment is to be made in 59 equal monthly installments of $516 each and the final installment of $9,444. The balance as of June 30, 2008 amounted to $24,781 with $4,287 as current liability.

In September 2007, the company purchased a vehicle by mortgage loan from CBFC Limited ABN. The annual interest rate is 8.6% with payment term of sixty (60) months. The payment is to be made in 59 equal monthly installments of $452 each and the final installment of $7,425. The balance as of June 30, 2008 amounted to $20,298 with $3,824 as current liability.

The Company pays approximately $1,341 per month under these leases, the last of which expires in September 2011.

Total minimum lease payments under the above leases are as follows:

                                                          Capital
                                                          Leases

          2009                                                18,996
          2010                                                23,104
          2011                                                24,672
                                                       -------------
                                                       $      66,772
          Less: Amount representing interest                  (8,012)
          Present value of minimum lease payments              58,760
          Less: Current portion                              (11,631)
                                                       -------------
                                                       $      47,129
                                                       =============


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

                             Plant and Machinery  Vehicles   Office Equipment   Total
      At June 30, 2008

     Cost                         $ 414,565      $ 377,624      $  38,694      $ 830,883
     Accumulated Depreciation      (157,649)       (56,564)       (13,312)      (227,525)
     Net Carrying Value           $ 256,916      $ 321,060      $  25,382      $ 603,358


Included in property and equipment is approximately $77,645 of assets, which are leased under non-cancelable leases and accounted for as capital leases, which expire through September 2011. The accumulated depreciation included in the property and equipment for these leases is approximately $27,296.

Depreciation and amortization expense for the six months period ended June 30, 2008 and 2007 was $78,206 and $35,659, respectively.

Note 7.  Due from/to related parties

Current

Included in the amount due from related parties, there were loans due from Mr.Cheng Guangliang, an officer of a subsidiary of the Company, amounting of $113,377 and due from Mr.Jack Chen, current CEO, amounting of $13,719.

Included in the amount due to related parties, there were loans due to Mr.David Chen, former CEO and major shareholder, amounting of $10,158 and loans due to Mr.Jimmy Yiu, director of the Company, amounting of $5,021 and loans due to Mr. Jack Chen of $367,727 without interest, unsecured and due on demand.

Guang Cheng International Trading Ltd sold $146,010 worth of goods to Shenzhen Sanjiang Plastic Factory, owned by the father of the sole director of Guang Cheng International Trading Ltd during the period ended June 30, 2008.

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

On March 10, 2008, the Company issued 300,000 shares to Lyons Capital LLC of Restricted, RULE 144 Stock, for services rendered or to be rendered in the future, recorded at the fair market value of $45,000 to be amortized over a period of twelve months. The Company recorded $22,500 in consulting expense for the six month ended June 30, 2008.

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

During the six months periods ended June 30, 2008, the Company is organized into three business segments: (1) material recycling, (2) material trade, (3) waste service. The following table presents a summary of operating information for the six months periods ended June 30, 2008 and 2007.

For the six month period ended June 30, 2008


                            Material Recycling    Material Trade    Waste Service       Un-allocated           Total

     Sales, net                  1,341,943            527,141          3,650,443                 --          5,519,527
     Income (loss) from oprs.      136,041             11,079          1,251,157            (64,922)         1,333,355
     Net income (loss)             146,833               (153)         1,094,702           (212,255)         1,029,127
     Total assets                  772,772             20,032          1,901,864            137,379          2,832,047
     Capital expenditure           (39,990)                --           (100,883)                --           (140,873)
     Depreciation                   44,567                 --             33,639                 --             78,206



During the six months periods ended June 30, 2007, the Company operated under two segments ofmaterial recycling, and material trade.

For the six month period ended June 30, 2007

                            Material Recycling    Material Trade     Un-allocated           Total

     Sales, net                    576,572            955,134                --          1,531,706
     Income (loss) from oprs.      (56,590)            15,930          (183,146)          (223,806)
     Net income (loss)             (43,996)            13,142          (187,568)          (218,422)
     Total assets                  452,104            451,662           170,442          1,074,208
     Capital expenditure            25,674                 --                --             25,674
     Depreciation                   35,659                 --                --             35,659

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

         o Results of operations. This section provides an analysis of our results of operations for the three months and nine months ended June 30, 2008 compared to the same period in 2007. A brief description is provided of transactions and events, including any related party transactions that affect the comparability of the results being analyzed.

         o Liquidity and capital resources. This section provides an analysis of our financial condition and cash flows for the six months ended June 30, 2008 and 2007.

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

EMPLOYEES

As of June 30, 2008, the Company employed 15 people in both Australia and Hong Kong subsidiaries. Our joint venture in China employed 22 people full time, and all other personnel of the China joint venture are employed as sub contractors. To make our work more efficient, we outsourced a few other functions, such as logistics, bookkeeping and administration, to certain professional firms to enable our resource being focused on sales and processing functions.

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

As a public company, Sancon is subject to certain regulatory requirements including, but not limited to, compliance with Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX404"). Such compliance results in significant additional costs to the Company by increased audit and consulting fees, and the time required by management to address the regulations. The SEC has recently delayed the implementation date of SOX404 for non-accelerated filers until the fiscal year ended December 15, 2009. However, should the Company successfully fulfill its plans to procure financing and expand its operations; the Company may come under the accelerated filer definition, and be required to comply with SOX404 before December 15, 2009. In any case, such cocts will likely affect adversely the Company's business, financial condition and results of operations.

Results of Operations - Comparison between the three and six months ended June 30, 2008 and same periods of 2007.

Sales

Sales are generated by service charges and the sale of recyclable materials. The sales in Q2 2008 were $2,570,531, representing a 207% increase compared to the sales of $838,658 in same period of 2007. The sharp increases were mainly due to the significant sales amount contributed from Sancon SH and CS, which started their operation in Q3 2007 and Q1 2008. On August 15, 2007, the Company completed the acquisition of 70% of the equity interest in Sancon Resources Recovery (Shanghai) Co., Ltd by exercising its option to convert $200,000 of convertible promissory note. On November 17, 2006, the company completed the acquisition of 100% equity interest in Crossover Solutions Inc from Fintel Group by paying $1 for the transfer of one share of Crossover Solutions Inc. being the total number of outstanding share of Crossover. Crossover did not have any operations or assets/liability prior to 2008. The both companies are engaged in recycling material trading business. And sales for six months ended on June 30 for the year 2008 and 2007 were $5,519,527 and $1,531,706 respectively.

Cost of Sales

The cost of sales is the direct cost for sale of the recycling materials. In Q2 2008, the cost of the recyclable materials was $1,181,097. It is 72% increase as compared to the cost of sales of $687,689 in Q2 2007. And cost of sales for six months ended on June 30 for the year 2008 and 2007 were $2,616,983 and $1,220,064 respectively.

Selling, General and Administrative Expenses ("SG&A expenses")

SG&A expenses increased by $608,121 or 302% to $809,671 in Q2 2008 compared to the same period of 2007. The increase is mainly due to the expanded operation during the three months ended June 30, 2008. SG&A expenses increased by $974,802 to $1,490,983 during six months period ended on June 30, 2008 compared with the same period of year 2007.

Depreciation Expense

Depreciation expense increased to $40,585 in Q2 2008 from $21,343 in same period of 2007. Depreciation expenses increased from $35,659 to $78,206 during six months period ended on June 30, 2008 compared with same period in year 2007. The increases were due to the purchase of plant and machinery in 2008 to expand its processing capacity.

Liquidity and Capital Resources

As shown in the accompanying financial statements, the Company has accumulated profit of $744,569 as of June 30, 2008. In addition, we have positive working capital $1,047,866.

Operating Activities

The net cash provided by operating activities from the six months period ended on June 30, 2008 amounted to $1,186,326 compared to $29,598 used in the same period of year 2007.

Investing Activities

Net cash used in investing activities amounted to $140,873 during the six months period ended on June 30, 2008 compared to $225,674 during the same period of year 2007. The net cash outflows primarily resulted from the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities amounted to $110,030 during the three months period ended on June 30, 2008 compared to net cash provided by financing activities of $215,393 during the same period in year 2007.

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

As of June 30, 2008 and 2007, the Company did not issue or make provision through the issuance of stock options to employees and directors.

For other items paid for by common stock, the value of the transaction is determined by the value of the goods or services received, measured at the time of the transaction. The corresponding stock value, used to determine the number of share to be issued, is the value of the average price for the 20 to 30 days prior to the transaction date.

ASSET IMPAIRMENT

We periodically evaluate the carrying value of other long-lived assets, including, but not limited to, property and equipment and intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipaded cash flows discounted at a rate commensurate with the risk involved. Significant estimates are utilized to calculate expected future cash flows utilized in impairment analyses. We also utilize judgment to determine other factors within fair value analyses, including the applicable discount rate.

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

During the three months ended June 30, 2008, there were no changes in our internal accounting controls or in other factors that materially affected our internal controls over financial reporting.

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

                                               Sancon Resources Recovery, Inc.

Date:  August 14, 2008
                                                             By: /s/ Jack Chen
                                                                --------------
                                                                     Jack Chen
                                                       Chief Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                               Sancon Resources Recovery, Inc.

Date:  August 14, 2008
                                                            By: /s/ David Chen
                                                                --------------
                                                                    David Chen
                                                                      Chairman

Date: August 14, 2008
                                                            By:  /s/ Jimmy Yiu
                                                                --------------
                                                                     Jimmy Yiu
                                                                      Director

Date: August 14, 2008
                                                          By:  /s/ Cong Yuanli
                                                               ---------------
                                                                   Cong Yuanli
                                                          Independent Director

Date: August 14, 2008
                                                            By:  /s/ Jack Chen
                                                                 -------------
                                                                    Jack. Chen
                                                                      Director

EXHIBIT 24.1



                                POWER OF ATTORNEY



KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jack Chen and Klaus Shen, jointly and severally, as his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-Q and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.


Pursuant to the requirements of the Securities Act of 1934, this Form 10-Q has been signed by the following persons in the capacities and on the dates indicated:


      Signature                            Title                         Date

    /s/ Jack Chen       Chief Executive Officer and Director     August 14, 2008
-----------------
      Jack Chen

   /s/ Klaus Shen              Chief Financial Officer           August 14, 2008
-----------------
     Klaus Shen