Form 10-Q/A
period 2008-06-30
Sancon Resources Recovery, Inc.
filed 2008-08-15
CIK 1288195

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                Amendment No. 1
                                   FORM 10-Q/A


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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                                    SANCON RESOURCES RECOVERY, INC.
                                      CONSOLIDATED BALANCE SHEETS

                                                                         June 30, 2008   December 31, 2007
                                                                          (Unaudited)        (Audited)
                                                                         ------------      ------------
Assets
Current assets
     Cash and cash equivalents                                           $  1,448,387      $    250,470
     Trade receivables                                                        287,029           628,616
     Advance to suppliers                                                       2,693                 -
     Inventory                                                                 35,584             3,763
     Prepaid expenses                                                         317,334            81,467
     Due from related parties                                                 127,096            73,285
                                                                         ------------      ------------
        Total current assets                                                2,218,123         1,037,601

     Property, plant & equipment, net                                         603,358           540,691
     Security deposit                                                          10,566             9,644
                                                                         ------------      ------------
        Total Assets                                                     $  2,832,047      $  1,587,936
                                                                         ============      ============

Liabilities & Stockholders' Equity/ (Deficit)
Liabilities
     Current liabilities
        Trade payables                                                   $    228,704      $    402,961
        Capital lease -current                                                 11,631            10,206
        Accrued expenses                                                      116,464           144,309
        Shares to be issued                                                    52,500           350,000
        Due to related parties                                                382,906           327,122
         Tax payables                                                         296,796           187,019
        Other payables                                                        119,338           105,573
                                                                         ------------      ------------
           Total current liability                                          1,208,339         1,527,190
     Long term liability
         Capital lease                                                         47,129            48,119
                                                                         ------------      ------------
              Total liability                                               1,255,468         1,575,309
                                                                         ------------      ------------

     Minority Interest                                                        305,210           153,220

Stockholders' Equity/(Deficit)

     Share Capital Authorized: 500,000,000 common shares, par value
     $0.001 per share Issued and Outstanding: 21,714,996 shares and
     20,414,996 respectively                                                   21,715            20,415
           Additional paid-in capital                                         509,199           115,499
             Deferred  compensation                                           (22,500)                -
           Other comprehensive income                                          56,499             8,051
           Accumulated profit/(deficit)                                       706,456          (284,558)
                                                                         ------------      ------------
        Total stockholders' equity/ (deficit)                               1,271,369          (140,593)
                                                                         ------------      ------------
        Total liabilities & stockholders' equity/ (deficit)              $  2,832,047      $  1,587,936
                                                                         ============      ============

         The accompanying notes form an integral part of these unaudited financial statements.


                                              SANCON RESOURCES RECOVERY, INC.
                                             CONSOLIDATED STATEMENTS OF INCOME
                                                        (Unaudited)

                                                               Three months ended June 30,      Six months ended June 30,
                                                                  2008            2007            2008            2007
                                                              ------------    ------------    ------------    ------------

Net Sales                                                     $  2,940,268    $    838,658    $  5,889,264    $  1,531,706
      Cost of sales                                              1,581,542         687,689       3,017,428       1,220,064
                                                              ------------    ------------    ------------    ------------
      Gross profit                                               1,358,726         150,969       2,871,836         311,642

Operating Expenses
      Depreciation                                                  40,585          21,343          78,206          35,659
      Selling, General and Administrative                          817,037         201,550       1,498,349         516,181
                                                              ------------    ------------    ------------    ------------
      Total operating expenses                                     857,622         222,893       1,576,555         551,840
                                                              ------------    ------------    ------------    ------------
      Operating Income (Loss)                                      501,104         (71,924)      1,295,281        (240,198)

Other Income (Expense)
      Other Income (Expenses)                                     (151,286)            318            (952)         11,069
      Interest Income                                               12,925           1,018          15,379           1,910
                                                              ------------    ------------    ------------    ------------
      Total Other Income (expense)                                (138,361)          1,336          14,427          12,979
                                                              ------------    ------------    ------------    ------------
Income/(loss) from Continued Operations before
Minority Interest and Income Taxes                                 362,743         (70,588)      1,309,708        (227,219)

Minority Interest                                                  (68,739)              -        (151,990)              -
                                                              ------------    ------------    ------------    ------------
Income/(loss) from Continued Operations before Income Taxes        294,004         (70,588)      1,157,718        (227,219)

      Income Taxes                                                  75,545           2,022         168,569           3,173
                                                              ------------    ------------    ------------    ------------
Net Income (Loss) from Continued Operations                   $    218,459    $    (72,610)   $    989,149    $   (230,392)

Discontinued Operation
      Gain/ (loss) from Discontinued Operations                          -          11,456          (1,955)         11,970
      Gain on Disposal of Discontinued Operations                        -               -           3,820               -
                                                              ------------    ------------    ------------    ------------
       Total Gain on Disposal of Discontinued Operations                 -          11,456           1,865          11,970
                                                              ------------    ------------    ------------    ------------
Net income (loss)                                                  218,459         (61,154)        991,014        (218,422)

Other comprehensive income/(loss)                                   20,142          (3,670)         42,465          (4,462)
                                                              ------------    ------------    ------------    ------------
Net Comprehensive income/(loss)                               $    238,601    $    (64,824)   $  1,033,479    $   (222,884)
                                                              ============    ============    ============    ============

Earnings per share
      Basic & diluted earnings/(loss) per share               $       0.01    $      (0.00)   $       0.05    $      (0.01)
      Basic & diluted weighted average shares outstanding       21,714,996      20,414,996      21,219,146      20,383,403
                                                              ============    ============    ============    ============

                      The accompanying notes is an integral of these unaudited financial statements.

                                 SANCON RESOURCES RECOVERY, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                                For the six months periods ended
                                                                            June 30,
                                                                      2008            2007
                                                                  ------------    ------------
Cash Flows from Operating Activities
 Net income (loss)                                                $    991,014    $   (218,422)
 Adjustments to reconcile net income (loss) to net cash flows
 Provided by (used in) operating activities:
   Depreciation and amortization                                        78,206          35,659
   Shares issued in lieu of compensation                                22,500          88,500
   Minority interest                                                   151,990               -
   Changes in current assets and liabilities:
      Decrease (increase) in trade receivables                         341,595         323,230
      Decrease (increase) in inventory                                 (31,821)       (137,492)
      Decrease (increase) in advance to suppliers                       (2,693)       (247,678)
      Decrease (increase) in other current assets                     (236,789)         49,407
      Increase (decrease) in stock based compensation                   52,500               -
      Increase (decrease) in tax payable                               109,777           1,046
      Increase (decrease) in trade payable                            (174,257)        141,921
      Increase (decrease) in other current liabilities                (113,862)        (65,769)
                                                                  ------------    ------------
   Net cash provided by (used in) continued operations               1,188,160         (29,598)
   Net cash provided by (used in) discontinued operations               (1,865)              -
                                                                  ------------    ------------
   Net cash flows provided by (used in) operating activities         1,186,295         (29,598)

Cash Flows from Investing Activities
   Purchase of property and equipment                                 (140,873)        (25,674)
   Cash decreased due to investment in convertible notes                     -        (200,000)
                                                                  ------------    ------------
      Net cash flows used in investing activities                     (140,873)       (225,674)

Cash Flows from Financing Activities
 Cash acquired due to subscription                                           -         240,000
 Loan from related parties                                             109,595         (59,282)
 Proceeds from (payment of) mortgage loan                                  435          34,675
                                                                  ------------    ------------
   Net cash flows (provided by) used in financing activities           110,030         215,393
                                                                  ------------    ------------

Effect of exchange rate changes on cash                                 42,465          (4,462)
                                                                  ------------    ------------

Net Increase (decrease )in Cash & Cash Equivalents                   1,197,917         (44,341)

 Cash & Cash Equivalents at start of period                            250,470          63,600
                                                                  ------------    ------------
 Cash & Cash Equivalents at end of period                         $  1,448,387    $     19,259
                                                                  ============    ============
Interest paid                                                     $     12,366    $      1,865
Income taxes paid                                                 $          -    $          -

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

For the six month period ended June 30, 2008


                            Material Recycling    Material Trade    Waste Service       Un-allocated           Total

     Sales, net                  1,341,943            896,878          3,650,443                 --          5,889,264
     Income (loss) from oprs.      136,041            (26,995)         1,251,157            (64,922)         1,295,281
     Net income (loss)             146,833            (38,266)         1,094,702           (212,255)           991,014
     Total assets                  772,772             20,032          1,901,864            137,379          2,832,047
     Capital expenditure           (39,990)                --           (100,883)                --           (140,873)
     Depreciation                   44,567                 --             33,639                 --             78,206


During the six months periods ended June 30, 2007, the Company operated under two segments ofmaterial recycling, and material trade.

For the six month period ended June 30, 2007

                            Material Recycling    Material Trade     Un-allocated           Total

     Sales, net                    576,572            955,134                --          1,531,706
     Income (loss) from oprs.      (56,590)            15,930          (183,146)          (223,806)
     Net income (loss)             (43,996)            13,142          (187,568)          (218,422)
     Total assets                  452,104            451,662           170,442          1,074,208
     Capital expenditure            25,674                 --                --             25,674
     Depreciation                   35,659                 --                --             35,659

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

Sales

Sales are generated by service charges and the sale of recyclable materials. The sales in Q2 2008 were $2,940,268, representing a 251% increase compared to the sales of $838,658 in same period of 2007. The sharp increases were mainly due to the significant sales amount contributed from Sancon SH and CS, which started their operation in Q3 2007 and Q1 2008. On August 15, 2007, the Company completed the acquisition of 70% of the equity interest in Sancon Resources Recovery (Shanghai) Co., Ltd by exercising its option to convert $200,000 of convertible promissory note. On November 17, 2006, the company completed the acquisition of 100% equity interest in Crossover Solutions Inc from Fintel Group by paying $1 for the transfer of one share of Crossover Solutions Inc. being the total number of outstanding share of Crossover. Crossover did not have any operations or assets/liability prior to 2008. The both companies are engaged in recycling material trading business. And sales for six months ended on June 30 for the year 2008 and 2007 were $5,889,264 and $1,531,706 respectively.

Cost of Sales

The cost of sales is the direct cost for sale of the recycling materials. In Q2 2008, the cost of the recyclable materials was $1,581,542. It is 130% increase as compared to the cost of sales of $687,689 in Q2 2007. And cost of sales for six months ended on June 30 for the year 2008 and 2007 were $3,017,428 and $1,220,064 respectively.

Selling, General and Administrative Expenses ("SG&A expenses")

SG&A expenses increased by $615,487 or 305% to $817,037 in Q2 2008 compared to the same period of 2007. The increase is mainly due to the expanded operation during the three months ended June 30, 2008. SG&A expenses increased by $982,168 to $1,498,349 during six months period ended on June 30, 2008 compared with the same period of year 2007.

Depreciation Expense

Depreciation expense increased to $40,585 in Q2 2008 from $21,343 in same period of 2007. Depreciation expenses increased from $35,659 to $78,206 during six months period ended on June 30, 2008 compared with same period in year 2007. The increases were due to the purchase of plant and machinery in 2008 to expand its processing capacity.

Liquidity and Capital Resources

As shown in the accompanying financial statements, the Company has accumulated profit of $706,456 as of June 30, 2008. In addition, we have positive working capital $1,009,784.

Operating Activities

The net cash provided by operating activities from the six months period ended on June 30, 2008 amounted to $1,186,295 compared to $29,598 used in the same period of year 2007.


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