Form 10-Q
period 2008-09-30
Sancon Resources Recovery, Inc.
filed 2008-11-14
CIK 1288195

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                               For the quarterly period ended September 30, 2008

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

                                 7-9 GRAHAM ROAD
                        CLAYTON SOUTH 3169 VIC AUSTRALIA
                    (Address of principal executive offices)

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

Common Stock: par value of $0.001; 22,614,996 shares issued and outstanding on September 30, 2008.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]     No [X]

Sancon Resources Recovery, Inc.
                                    FORM 10-Q


                                      INDEX

                                                                            PAGE

          Important Notice

PART I.   FINANCIAL INFORMATION                                                2

Item 1.   Financial Statements (Unaudited)                                     2

Item 2.   Management's Discussion and Analysis or Plan of Operation           12

Item 3.   Controls and Procedures                                             20

PART II.  OTHER INFORMATION                                                   20

Item 1.   Legal Proceedings                                                   20

Item 2.   Changes in Securities and Use of Proceeds                           20

Item 3.   Default Upon Senior Securities                                      20

Item 4.   Submission of Matters to a Vote of Security Holders                 20

Item 5.   Other Information                                                   20

Item 6.   Exhibits                                                            21

          Signatures                                                          22

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                          SANCON RESOURCES RECOVERY, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                                                                   September 30,      December 31,
                                                                                        2008             2007
                                                                                     (UNAUDITED)
                                                                                     -----------      -----------
                                                      ASSETS
     Current assets
        Cash and cash equivalents                                                    $ 1,735,566      $   250,470
        Trade receivables                                                                522,626          628,616
        Advance to suppliers                                                              85,831               --
        Inventory                                                                         18,044            3,763
        Prepaid expenses                                                                 158,599           81,467
        Due from related parties                                                         166,158           73,285
                                                                                     -----------      -----------
           TOTAL CURRENT ASSETS                                                        2,686,824        1,037,601

     Property, plant & equipment, net                                                    592,940          540,691
     Security deposit                                                                      9,032            9,644

                                                                                     -----------      -----------
        TOTAL ASSETS                                                                 $ 3,288,796      $ 1,587,936
                                                                                     ===========      ===========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY/ (DEFICIT)

LIABILITIES
     Current liabilities
        Trade payables                                                               $   436,932      $   402,961
        Capital lease - current                                                            2,464           10,206
        Accrued expenses                                                                  88,483          144,309
        Shares to be issued                                                                   --          350,000
        Due to related parties - current                                                 338,357          327,122
        Tax payables                                                                     151,468          187,019
        Other payables                                                                   178,485          105,573
                                                                                     -----------      -----------
           TOTAL CURRENT LIABILITIES                                                   1,196,189        1,527,190

     Long term liabilities
        Capital lease-noncurrent                                                          45,067           48,119
                                                                                     -----------      -----------
        TOTAL LIABILITIES                                                              1,241,256        1,575,309
                                                                                     -----------      -----------

     Minority Interest                                                                   211,911          153,220

        Commitment

STOCKHOLDERS' EQUITY (DEFICIT)
     Share Capital
        Authorized: 500,000,000 common shares, par value $0.001 per share
        Issued and Outstanding: 22,614,996 shares and 20,414,996 shares as of             22,615           20,415
        September 30, 2008 and December 31, 2007 respectively
     Additional paid-in capital                                                          777,299          115,499
     Deferred compensation                                                              (151,250)              --
     Other comprehensive income                                                           24,200            8,051
     Accumulated profit/(deficit)                                                      1,162,765         (284,558)
                                                                                     -----------      -----------
        TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                           1,835,629         (140,593)
                                                                                     -----------      -----------
        TOTAL LIABILITIES & STOCKHOLDERS'EQUITY (DEFICIT)                            $ 3,288,796      $ 1,587,936
                                                                                     ===========      ===========


                      The accompanying notes form an integral of these financial statements.




                                              SANCON RESOURCES RECOVERY, INC.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (Unaudited)

                                                       FOR THE THREE MONTHS ENDED SEP 30,   FOR THE NINE MONTHS ENDED SEP 30,
                                                            2008              2007             2008               2007
                                                        ------------      ------------      ------------      ------------

Net Sales                                               $  3,877,090      $  1,340,346      $  9,766,354      $  2,872,052
     Cost of sales                                         2,089,721           916,363         5,107,149         2,136,427
                                                        ------------      ------------      ------------      ------------
Gross profit                                               1,787,369           423,983         4,659,205           735,625

Operating Expenses
     Depreciation                                             11,493            10,616            89,699            58,459
     Selling, General and Administrative                   1,470,459           266,737         2,968,808           770,733
                                                        ------------      ------------      ------------      ------------
         Total operating expenses                          1,481,952           277,353         3,058,507           829,192
                                                        ------------      ------------      ------------      ------------
Operating Income(Loss)                                       305,417           146,630         1,600,698           (93,567)
                                                        ------------      ------------      ------------      ------------

Other Income (Expense)
     Other Income(Expenses)                                  (71,788)           35,956           (72,740)           47,025
     Interest income                                          (8,894)            1,175             6,485             3,085
                                                        ------------      ------------      ------------      ------------
     Total Other Income(Expenses)                            (80,682)           37,131           (66,255)           50,110
                                                        ------------      ------------      ------------      ------------
Income/(loss) from Operations before Minority
Interest and Income Taxes                                    224,735           183,761         1,534,443           (43,457)
                                                        ------------      ------------      ------------      ------------

Minority Interest                                            109,952           (29,049)          (42,038)          (29,049)
                                                        ------------      ------------      ------------      ------------
Income/(loss) from Operations before Income Taxes            334,687           154,712         1,492,405           (72,506)

     Income Taxes                                           (121,622)           48,020            46,947            51,193
                                                        ------------      ------------      ------------      ------------
Income (loss) from Continued Operations                      456,309           106,692         1,445,458          (123,699)

Discontinued Operation
     Gain/(loss) from Discontinuing Operation                     --           (30,526)           (1,955)          (18,556)
     Gain on Disposal of Subsidiary                               --                --             3,820                --
                                                        ------------      ------------      ------------      ------------
Gain(loss) from Discontinued Operations                           --           (30,526)            1,865           (18,556)
                                                        -------- ---      ------------      ------------      ------------

                                                        ------------      ------------      ------------      ------------
Net income (loss)                                            456,309            76,166         1,447,323          (142,255)

Other Comprehensive Income/(Loss)                            (14,447)            1,348            28,018            (3,115)
                                                        ------------      ------------      ------------      ------------
Net Comprehensive Income/(loss)                         $    441,862      $     77,514      $  1,475,341      $   (145,370)
                                                        ============      ============      ============      ============

Earnings per share:
     Basic & diluted earnings/(loss) per share from
     continued operation                                $       0.02      $       0.00      $       0.07      $      (0.01)
                                                        ============      ============      ============      ============
     Basic & diluted earnings/(loss) per share from
     discontinued operation                             $       0.00      $      (0.00)     $       0.00      $      (0.00)
                                                        ============      ============      ============      ============
     *Basic & diluted earnings/(loss) per share         $       0.02      $       0.00      $       0.07      $      (0.01)
                                                        ============      ============      ============      ============
     Basic & diluted weighted average shares
     outstanding                                          22,110,600        20,414,996        21,518,293        20,394,775
                                                        ============      ============      ============      ============

*Basic and diluted weighted average number of shares are equivalent as the effect of dilutive securities is antidilutive.

                           The accompanying notes are an integral of these financial statements.





                               SANCON RESOURCES RECOVERY, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)

                                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                   2008              2007
                                                                -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income/(Loss)                                          $ 1,447,323      $  (142,255)
     Adjustments to reconcile net income (loss) to net cash flows
     Provided by operating activities:
        Depreciation and amortization                                89,699           58,459
        Shares issued in lieu of compensation                       162,750           88,500
        Minority interest                                            42,038           29,049
        Changes in current assets and liabilities:
           Decrease (increase) in trade receivables                 105,998          123,836
           Decrease (increase) in inventory                         (14,281)         (23,908)
           Decrease (increase) in advance to suppliers              (86,068)          (1,099)
           Decrease (increase) in other current assets             (286,686)          56,036
           Increase (decrease) in tax payable                       (30,022)          50,485
           Increase (decrease) in trade payable                      34,559          153,660
           Increase (decrease) in other current liabilities         104,056           77,559
                                                                -----------      -----------
        Net cash provided by continued operations                 1,569,366          470,322
        Net cash used in discontinued operations                     (1,865)              --
                                                                -----------      -----------
        Net cash flows provided by operating activities           1,567,501          470,322
                                                                -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                            (156,604)        (124,980)
                                                                -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Cash acquired due to subscription                                   --          240,000
     Shareholders' loan                                              39,543         (247,847)
     Proceeds from (payment of) capital lease and loans             (10,794)          56,181
                                                                -----------      -----------
        Net cash flows provided by financing activities              28,749           48,334
                                                                -----------      -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                              45,450           (2,848)
                                                                -----------      -----------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENT                 1,485,096          390,828

     Cash & Cash Equivalent at start of period                      250,470           63,600
                                                                -----------      -----------
     Cash & Cash Equivalent at end of period                    $ 1,735,566      $   454,428
                                                                ===========      ===========

     Cash paid for Interest Expenses                            $    25,903      $     2,915
                                                                ===========      ===========
     Cash paid for Income Taxes                                 $    46,708      $        --
                                                                ===========      ===========


       The accompanying notes are an integral of these unaudited financial statements.


                                              4

                         Sancon Resources Recovery, Inc.
            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     For the period ended September 30, 2008
                                   (Unaudited)


Note 1.  Nature of Operations

Sancon Resources Recovery, Inc. ("Sancon", or "the Company", or "we", or "us") is registered in good standing under Chapter 78 of the Nevada Statutes in April 2003, and its common stock is traded on the OTCBB under the symbol SRRY.OB. Sancon Resources Recovery, Inc. is an environmental service and waste management company that operates recycling facilities in China and Australia. Sancon specializes in the collection and recovery of industrial and commercial solid wastes such as plastic, paper, cardboard, and glass. The recycled materials are re-used by Sancon's manufacturing customers in China to make a wide variety of new products including outdoor furniture, construction materials, building materials, road surface, and various new products. Sancon's China operation is licensed by the Chinese government for waste management services, and is certified with ISO 9001 and ISO 14001 standards. Sancon aims to provide solutions to today's soaring raw material cost for manufactures and assists in solving our environmental problems.

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

As of September 30, 2008, the Sancon group comprises of the following companies:

                                                                                                                  %
Registered Name                                                                       Domicile           Owner    held    Status
------------------------------------------------------------------------------------------------------------------------------------
Sancon Recycling Pty Ltd.                                                             Australia         Sancon     100    Active
Guang Cheng Int'l Trading Ltd. ("Guang Cheng" hereinafter)                            Hong Kong         Sancon     100    Active
Sancon Resources Recovery (Shanghai) Co., Ltd. ("Sancon SH" hereinafter)              Shanghai          Sancon     70     Active
Crossover Solutions Inc. ("CS" hereinafter)                                     British Virgin Island   Sancon     100    Active

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

(b) Principles of Consolidation

The accompanying unaudited consolidated financial statements include all of the accounts of the Company and all of the subsidiaries under its control, which include Sancon Recycling Pty Ltd., Guang Cheng, Sancon SH (70%) and CS as of and for the period ended September 30, 2008. While the historical results for the nine months periods ended September 30, 2007 include the Company, Sancon Recycling Pty Ltd., DFSL, Sancon SH (70%) (from the date of acquisition) and Guang Cheng. All material inter-company balances and transactions have been eliminated in consolidation.

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

As of September 30, 2008 and 2007, the Company did not issue or make provision through the issuance of stock options to employees and directors.

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

In May of 2008, FSAB issued SFASB No. 162, The Hierarchy of Generally Accepted Accounting Principles. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The company does not believe this pronouncement will impact its financial statements.

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

(b). Commitments

Office space:
The Company leases office space in Australia, Hong Kong and Shanghai. The lease for Australia expires in October 2011 while leases for Shanghai expire on various dates from January 2008 to September 2010. Based upon existing leases, without renewals, the minimum lease payments up to expiry are as follows:


2008                                                 $   62,250
2009                                                    201,000
2010                                                    225,000
2011                                                     86,000
                                                     ----------
Total                                                $  574,250
                                                     ==========

Equipment:
In year 2005, the company purchased a vehicle under capital lease from Toyota Financial Service. The annual interest rate is 7.99% with payment term of sixty
(60) months. The payment is to be made in 59 equal monthly installments of $320 each and the final installment of $5,428. The balance as of September 30, 2008 amounted to $10,674 with $749 as current liability.

In year 2006, the company purchased a vehicle by mortgage loan from CBFC Limited ABN. The annual interest rate is 8.32% with payment term of sixty (60) months. The payment is to be made in 59 equal monthly installments of $441 each and the final installment of $8,073. The balance as of September 30, 2008 amounted to $20,296 with $907 as current liability.

In September 2007, the company purchased a vehicle by mortgage loan from CBFC Limited ABN. The annual interest rate is 8.6% with payment term of sixty (60) months. The payment is to be made in 59 equal monthly installments of $386 each and the final installment of $6,347. The balance as of September 30, 2008 amounted to $16,561 with $808 as current liability.

The Company pays approximately $1,147 per month under these leases, the last of which expires in September 2011.

Total minimum lease payments under the above leases are as follows:

                                                          Capital
                                                          Leases
                                                       -------------
2009                                                   $      16,271
2010                                                          16,950
2011                                                          21,091
                                                       -------------
                                                              54,312
Less: Amount representing interest                            (6,781)
Present value of minimum lease payments                        47,531
Less: Current portion                                         (2,464)
                                                       -------------
                                                       $      45,067
                                                       =============

Note 5. Business Combination and Corporate Restructure

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

                              Plant and Machinery         Vehicles         Office Equipment        Total
                              ----------------------------------------------------------------------------------
At Sep 30, 2008
Cost                                 $413,066             $388,948               $18,487          $820,501
Accumulated Depreciation             (155,508)             (68,827)               (3,226)         (227,561)
                              ----------------------------------------------------------------------------------
Net Carrying Value                   $257,558             $320,121               $15,261          $592,940
                              ==================================================================================

Included in property and equipment is approximately $66,374 of assets, which are leased under non-cancelable leases and accounted for as capital leases, which expire through September 2011. The accumulated depreciation included in the property and equipment for these leases is approximately $27,296.

Depreciation and amortization expense for the nine months period ended September 30, 2008 and 2007 was $89,699 and $58,459, respectively.

                              Plant and Machinery         Vehicles         Office Equipment        Total
                              ----------------------------------------------------------------------------------
At Dec 31 ,2007
Cost                                 $374,084             $282,025               $33,901          $690,010
Accumulated Depreciation             (116,415)             (22,728)              (10,176)         (149,319)
                              ----------------------------------------------------------------------------------
Net Carrying Value                   $257,669             $259,297               $23,725          $540,691
                              ===================================================================================

Included in property and equipment is approximately $67,821 of assets, which are leased under non-cancelable leases and accounted for as capital leases, which expire through September 2011. The accumulated depreciation included in the property and equipment for these leases is approximately $18,180.

Note 7.  Due from/to related parties

Current

Included in the amount due from related parties, there were loans due from Mr.Cheng Guangliang, an officer of a subsidiary of the Company, amounting of $152,445 and due from Mr. Jack Chen, current CEO, amounting of $13,713, without interest, unsecured and due on demand.


Included in the amount due to related parties, there were loans due to Mr.David Chen, former CEO and major shareholder, amounting of $13,055 and loans due to Mr.Jimmy Yiu, director of the Company, amounting of $5,021 and loans due to Mr. Jack Chen of $320,281 without interest, unsecured and due on demand.

Guang Cheng International Trading Ltd sold $540,952 worth of goods to Shenzhen Sanjiang Plastic Factory, owned by the father of the sole director of Guang Cheng International Trading Ltd during the period ended September 30, 2008.

Note 8.  Stockholders equity

On April 15, 2007, the Registrant entered into a Share Purchase Agreement to issue and sells 1,000,000 shares of its common stock in an offshore transaction under Regulation S to Fengteng Investment Consulting Management (Shanghai) Co., Limited at US$0.35 per share for gross proceeds of US$350,000. The shares are subject to 144 restriction and proceeds will be used for working capital needs.

On March 10, 2008, the Company issued 300,000 shares to Lyons Capital LLC of Restricted, RULE 144 Stock, for services rendered or to be rendered in the future, recorded at the fair market value of $45,000 to be amortized over a period of twelve months. The Company recorded $33,750 in consulting expense for the nine month periods ended September 30, 2008.

On May 15, 2008, the Company entered in a one year service agreement with CEOcast, Inc to provide investor relations services. In connection with this agreement, CEOcast will receive total 600,000 shares of Restricted, RULE 144 Stock. On August 1 and September 30, 2008, the Company issued 300,000 shares to CEOcast separately and recorded at the fair market value of $144,000. This amount will be amortized over a period of twelve months. As of September 30, 2008, the Company recorded $54,000 in consulting expense.

On August 1, 2008, the Company issued 50,000 shares to Mr. Xia Chen of Restricted, RULE 144 Stock for services rendered, recorded at the fair market value of $7,500. On the same day, the Company issued 250,000 shares of Restricted, RULE 144 Stock to Mr. Jack Chen, current CEO, as the employee compensation. The shares recorded at the fair market value of $117,500 and to be amortized by $9,000 per month. As of the September 30, 2008, the Company recorded $67,500 in expense.

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

During the nine month periods ended September 30, 2008 and 2007, the Company is organized into three business segments: (1) material recycling, (2) material trade, (3) waste service. The following table presents a summary of operating information for the nine months periods ended September 30, 2008 and 2007.

For the nine month period ended September 30, 2008 (In the US $):

                         Material         Material
                         Recycling          Trade     Waste Service      Un-allocated     Total
--------------------------------------------------------------------------------------------------
Sales, net               2,033,622       1,771,171       5,961,561              --       9,766,354
Income (loss) from
  operations.              175,476         (12,213)      1,504,829         (67,394)      1,600,698
Net income (loss)          187,358         (35,111)      1,490,393        (195,317)      1,447,323
Total assets               780,350         155,488       2,526,555        (173,597)      3,288,796
Capital expenditure        (28,521)             --        (128,083)             --        (156,604)
Depreciation                44,403              --          45,296              --          89,699



For the nine month period ended September 30, 2007 (In the US $):

                         Material         Material
                         Recycling          Trade     Waste Service      Un-allocated     Total
--------------------------------------------------------------------------------------------------

Sales, net                 997,016       1,604,007         271,029              --       2,872,052
Income (loss) from
  oprs.                    (25,114)         14,923         144,161        (227,537)        (93,567)
Net income (loss)          (11,745)         (6,256)         96,829        (221,083)       (142,255)
Total assets               612,980         179,148         578,798         (12,706)      1,358,220
Capital expenditure        (62,179)             --         (62,801)             --        (124,980)
Depreciation                56,052              --           2,407              --          58,459


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Item 2(a). Discussion for the Interim Operations and Financial Condition

Introduction

Management's discussion and analysis of results of operations and financial condition ("MD&A") is provided as a supplement to the accompanying financial statements and footnotes to help provide an understanding of our financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

o Caution concerning forward-looking statements and risk factors. This section discusses how certain forward-looking statements made by us throughout the MD&A and in the financial statements are based on our present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.
o Overview. This section provides a general description of our business, as well as recent developments that we believe are important in understanding the results of operations and to anticipate future trends in those operations.
o Results of operations. This section provides an analysis of our results of operations for the three months and nine months ended September 30, 2008 compared to the same period in 2007. A brief description is provided of transactions and events, including any related party transactions that affect the comparability of the results being analyzed.
o Liquidity and capital resources. This section provides an analysis of our financial condition and cash flows for the nine months ended September 30, 2008 and 2007.
o Critical accounting policies. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

EMPLOYEES

As of September 30, 2008, the Company employed 15 people in both Australia and Hong Kong subsidiaries. Our joint venture in China employed 22 people full time, and all other personnel of the China joint venture are employed as sub contractors. To make our work more efficient, we outsourced a few other functions, such as logistics, bookkeeping and administration, to certain professional firms to enable our resource being focused on sales and processing functions.

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

Results of Operations - Comparison between the three and nine months ended September 30, 2008 and same periods of 2007.

Sales

Sales are generated by service charges and the sale of recyclable materials. The sales in Q3 2008 were $3,877,090, representing a 189% increase compared to the sales of $1,340,346 in same period of 2007. The sharp increases were mainly due to the significant sales amount contributed from Sancon SH and CS, which started their operation in Q3 2007 and Q1 2008. On August 15, 2007, the Company completed the acquisition of 70% of the equity interest in Sancon Resources Recovery (Shanghai) Co., Ltd by exercising its option to convert $200,000 of convertible promissory note. On November 17, 2006, the company completed the acquisition of 100% equity interest in Crossover Solutions Inc from Fintel Group by paying $1 for the transfer of one share of Crossover Solutions Inc. being the total number of outstanding share of Crossover. Crossover did not have any operations or assets/liability prior to 2008. Both companies are engaged in recycling material trading business. And sales for the nine month periods ended on September 30 for the years 2008 and 2007 were $9,766,354 and $2,872,052 respectively.

Cost of Sales

The cost of sales is the direct cost for sale of the recycling materials. In Q3 2008, the cost of the recyclable materials was $2,089,721. It is 128% increase as compared to the cost of sales of $916,363 in Q3 2007. And cost of sales for the nine month periods ended on September 30 for the years 2008 and 2007 were $5,107,149 and $2,136,427 respectively.

Selling, General and Administrative Expenses ("SG&A expenses")

SG&A expenses increased by $1,203,722 or 451% to $1,470,459 in Q3 2008 compared to the same period of 2007. The increase is mainly due to the expanded operation during the three month periods ended September 30, 2008. SG&A expenses increased by $2,198,075 or 285% to $2,968,808 during the nine month periods ended on September 30, 2008 compared with the same period of year 2007.

Depreciation Expense

Depreciation expense increased to $11,493 in Q3 2008 from $10,616 in the same period of 2007. Depreciation expenses increased from $58,459 to $89,699 during nine month periods ended on September 30, 2008 compared with same period in year 2007. The increases were due to the purchase of plant and machinery in 2008 to expand its processing capacity.

Other Income (Expense)

For three month periods ended on September 30, 2008, the Company booked other expense of $71,788 compared to other income of $35,956 in the same period in year 2007. During nine month periods ended on September 30, 2008, other expenses were $72,740 and other income was $47,025 in the same period in the year 2007.

Minority Interest

On August 15, 2007, the Company completed the acquisition of 70% of the equity interest in Sancon Resources Recovery (Shanghai) Co., Ltd by exercising its option to convert $200,000 of convertible promissory note. Minority Interest increased from minus $29,049 in Q3 2007 to $109,952 in Q3 2008. For nine month periods ended on September 30, 2008 and 2007, Minority Interest was minus $42,038 and minus $29,049 respectively.

Discontinued Operation

On March 31, 2008, the company sold 100% equity interest of Digital Financial Service Limited ("DFSL") for $7.8 plus the assumption of certain liabilities. Gain on discontinued operation was $1,865 for nine month periods ended on September 30, 2008. During the same period in 2007, the Company booked loss on discontinued operation was $18,556.

Liquidity and Capital Resources

As shown in the accompanying financial statements, the Company has accumulated profit of $1,162,765 as of September 30, 2008. In addition, we have positive working capital $1,490,635.

Operating Activities

The net cash provided by operating activities for the nine month periods ended on September 30, 2008 amounted to $1,567,501 compared to $470,322 during the same period of year 2007. This change is mainly attributable to an increase of $31,240 in depreciation and amortization and $74,250 in shares issued in lieu of compensation and $26,497 in other current liabilities.

Investing Activities

Net cash used in investing activities amounted to $156,604 during the nine month periods ended on September 30, 2008 compared to $124,980 during the same period of year 2007. The net cash outflows primarily resulted from the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities amounted to $28,749 during the nine months period ended on September 30, 2008 compared to net cash provided by financing activities of $48,334 during the same period in year 2007. The Company used cash in mortgage loan of $10,794 and financed $39,543 from shareholder for the nine month periods ended on September 30, 2008.

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

As of September 30, 2008 and 2007, the Company did not issue or make provision through the issuance of stock options to employees and directors.

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

During the three months ended September 30, 2008, there were no changes in our internal accounting controls or in other factors that materially affected our internal controls over financial reporting.

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

                                                 Sancon Resources Recovery, Inc.

Date:  November 14, 2008
                                                               By: /s/ Jack Chen
                                                --------------------------------
                                                                       Jack Chen
                                                         Chief Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                 Sancon Resources Recovery, Inc.

Date:  November 14, 2008
                                                              By: /s/ David Chen
                                                --------------------------------
                                                                      David Chen
                                                                        Chairman

Date:  November 14, 2008
                                                               By: /s/ Jimmy Yiu
                                                      --------------------------
                                                                       Jimmy Yiu
                                                                        Director

Date:  November 14, 2008
                                                             By: /s/ Cong Yuanli
                                                      --------------------------
                                                                     Cong Yuanli
                                                            Independent Director

Date:  November 14, 2008
                                                               By: /s/ Jack Chen
                                                      --------------------------
                                                                       Jack Chen
                                                                        Director