Form 10-Q/A
period 2008-06-30
Sancon Resources Recovery, Inc.
filed 2009-01-22
CIK 1288195

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A2


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                    For the quarterly period ended June 30, 2008
                                                                   -------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                              For the transition period from ________ to _______

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

                                EXPLANATORY NOTE

The purpose of this Amendment No. 2 on Form 10-Q/A is to respond to comments received from the Securities and Exchange Commission's Division of Corporation Finance in its letter dated December 19, 2008 regarding our previously filed Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008, filed with the Securities and Exchange Commission ("SEC") on August 14, 2008 ("Original Form 10-Q"). This amendment amends the following:

* The consolidated statements of income have been revised because it did not include result of Guangcheng for the three months period ended March 31, 2008. Accordingly, accumulated profit/(deficit), other comprehensive income, tax payables and other payables have been revised in the consolidated balance sheets and net income (loss), increase (decrease) in tax payable and increase (decrease) in other current liabilities have been revised in the consolidated statements of cash flows.

* Item 3. "Controls and Procedures" has been amended to revise management's conclusion as to the effectiveness of the Company's disclosure controls and procedures as of June 30, 2008.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, new certifications by our Chief Executive Officer and Chief Financial Officer are being filed as exhibits to this Amendment No. 1 on Form 10-Q/A under Item 6.

There are no other changes to the Original Form 10-Q thereto other than those outlined above. Except as required to reflect the changes noted above, this Amendment No. 1 on Form 10-Q/A does not attempt to modify or update any other disclosures set forth in our Original Form 10-Q. Furthermore, this Amendment No. 1 on Form 10-Q/A does not purport to provide a general update or discussion of any other developments of the Company subsequent to the filing of the Original Form 10-Q.

                        Sancon Resources Recovery, Inc.
                                  FORM 10-Q/A


                                      INDEX

                                                                            PAGE

          Important Notice                                                    2

PART I.   FINANCIAL INFORMATION                                               3

Item 1.   Financial Statements (Unaudited)                                    3

Item 2.   Management's Discussion and Analysis or Plan of Operation          14

Item 3.   Controls and Procedures                                            21

PART II.  OTHER INFORMATION                                                  21

Item 1.   Legal Proceedings                                                  21

Item 2.   Changes in Securities and Use of  Proceeds                         21

Item 3.   Default Upon Senior Securities                                     21

Item 4.   Submission of Matters to a Vote of Security Holders                21

Item 5.   Other Information                                                  21

Item 6.   Exhibits                                                           22

          Signatures                                                         23

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

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                     SANCON RESOURCES RECOVERY, INC.
                                       CONSOLIDATED BALANCE SHEETS


                                                                    June 30, 2008         December 31,
                                                                     (UNAUDITED)              2007
                                                                   ---------------       ---------------
                                                                     (RESTATED)
                                     ASSETS
                                     ------
CURRENT ASSETS
     Cash and cash equivalents                                     $     1,448,387       $       250,470
     Trade receivables                                                     287,029               628,616
     Advance to suppliers                                                    2,693                    --
     Inventory                                                              35,584                 3,763
     Prepaid expenses                                                      317,334                81,467
     Due from related parties                                              127,096                73,285
                                                                   ---------------       ---------------
        TOTAL CURRENT ASSETS                                             2,218,123             1,037,601

     PROPERTY, PLANT & EQUIPMENT, NET                                      603,358               540,691
     SECURITY DEPOSIT                                                       10,566                 9,644
                                                                   ---------------       ---------------
        TOTAL ASSETS                                               $     2,832,047       $     1,587,936
                                                                   ===============       ===============

                 LIABILITIES & STOCKHOLDERS' EQUITY/(DEFICIT)
                 --------------------------------------------
LIABILITIES
     Current liabilities
        Trade payables                                             $       228,704       $       402,961
        Capital lease -current                                              11,631                10,206
        Accrued expenses                                                   116,464               144,309
        Shares to be issued                                                 52,500               350,000
        Due to related parties                                             382,906               327,122
        Tax payables - restated                                            296,796               187,019
        Other payables - restated                                          119,338               105,573
                                                                   ---------------       ---------------
          TOTAL CURRENT LIABILITY                                        1,208,339             1,527,190

     Long term liability
         Capital lease                                                      47,129                48,119
                                                                   ---------------       ---------------
              TOTAL LIABILITY                                            1,255,468             1,575,309
                                                                   ---------------       ---------------

     Minority Interest                                                     305,210               153,220

STOCKHOLDERS' EQUITY/(DEFICIT)

     Share Capital Authorized: 500,000,000 common shares, par
     value $0.001 per share Issued and Outstanding: 21,714,996
     shares and 20,414,996 respectively                                     21,715                20,415
          Additional paid-in capital                                       509,199               115,499
          Deferred compensation                                            (22,500)                   --
          Other comprehensive income - restated                             56,499                 8,051
          Accumulated profit/(deficit) - restated                          706,456              (284,558)
                                                                   ---------------       ---------------
        TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)                             1,271,369              (140,593)
                                                                   ---------------       ---------------
        TOTAL LIABILITIES & STOCKHOLDERS' EQUITY/(DEFICIT)         $     2,832,047       $     1,587,936
                                                                   ===============       ===============

          The accompanying notes form an integral part of these unaudited financial statements.


                                                   SANCON RESOURCES RECOVERY, INC.
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                                             (UNAUDITED)


                                                                THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                                 2008              2007               2008                2007
                                                           ---------------    ---------------    ---------------    ---------------
                                                              (RESTATED)                           (RESTATED)

Net Sales - restated                                       $     2,940,268    $       838,658    $     5,889,264    $     1,531,706
     Cost of sales - restated                                    1,581,542            687,689          3,017,428          1,220,064
                                                           ---------------    ---------------    ---------------    ---------------
     Gross profit                                                1,358,726            150,969          2,871,836            311,642

Operating Expenses
     Depreciation                                                   40,585             21,343             78,206             35,659
     Selling, General and Administrative - restated                817,037            201,550          1,498,349            516,181
                                                           ---------------    ---------------    ---------------    ---------------
     Total operating expenses                                      857,622            222,893          1,576,555            551,840
                                                           ---------------    ---------------    ---------------    ---------------
     Operating Income (Loss)                                       501,104            (71,924)         1,295,281           (240,198)

Other Income (Expense)
     Other Income (Expenses) - restated                           (151,286)               318               (952)            11,069
     Interest Income                                                12,925              1,018             15,379              1,910
                                                           ---------------    ---------------    ---------------    ---------------
     Total Other Income (expense)                                 (138,361)             1,336             14,427             12,979
                                                           ---------------    ---------------    ---------------    ---------------
Income/(loss) from Continued Operations before
  Minority Interest and Income Taxes                               362,743            (70,588)         1,309,708           (227,219)


Minority Interest                                                  (68,739)                --           (151,990)                --
                                                           ---------------    ---------------    ---------------    ---------------
Income/(loss) from Continued Operations before
  Income Taxes                                                     294,004            (70,588)         1,157,718           (227,219)


     Income Taxes                                                   75,545              2,022            168,569              3,173
                                                           ---------------    ---------------    ---------------    ---------------
Net Income (Loss) from Continued Operations                $       218,459    $       (72,610)   $       989,149    $      (230,392)

Discontinued Operation
     Gain/(loss) from Discontinued Operations                           --             11,456             (1,955)            11,970
     Gain on Disposal of Discontinued Operations                        --                 --              3,820                 --
                                                           ---------------    ---------------    ---------------    ---------------
       Total Gain on Disposal of Discontinued Operations                --             11,456              1,865             11,970
                                                           ---------------    ---------------    ---------------    ---------------
Net income (loss)                                                  218,459            (61,154)           991,014           (218,422)

Other comprehensive income/(loss) - restated                        20,142             (3,670)            42,465             (4,462)
                                                           ---------------    ---------------    ---------------    ---------------
Net Comprehensive income/(loss)                            $       238,601    $       (64,824)   $     1,033,479    $      (222,884)
                                                           ===============    ===============    ===============    ===============

Earnings per share
     Basic & diluted earnings/(loss) per share             $          0.01    $         (0.00)   $          0.05    $         (0.01)
     Basic & diluted weighted average shares outstanding        21,714,996         20,414,996         21,219,146         20,383,403
                                                           ===============    ===============    ===============    ===============


                           The accompanying notes is an integral of these unaudited financial statements.


                                      SANCON RESOURCES RECOVERY, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)


                                                                       FOR THE SIX MONTHS PERIODS ENDED
                                                                                   JUNE 30,
                                                                          2008                   2007
                                                                     ---------------       ---------------
                                                                       (RESTATED)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss) - restated                                        $       991,014       $      (218,422)
 Adjustments to reconcile net income (loss) to net cash flows
 Provided by (used in) operating activities:
   Depreciation and amortization                                              78,206                35,659
   Shares issued in lieu of compensation                                      22,500                88,500

   Minority interest                                                         151,990                    --
   Changes in current assets and liabilities:
      Decrease (increase) in trade receivables                               341,595               323,230
      Decrease (increase) in inventory                                       (31,821)             (137,492)
      Decrease (increase) in advance to suppliers                             (2,693)             (247,678)
      Decrease (increase) in other current assets                           (236,789)               49,407
      Increase (decrease) in stock based compensation                         52,500                    --
      Increase (decrease) in tax payable- restated                           109,777                 1,046
      Increase (decrease) in trade payable                                  (174,257)              141,921
      Increase (decrease) in other current liabilities- restated            (113,862)              (65,769)
                                                                     ---------------       ---------------
   Net cash provided by (used in) continued operations                     1,188,160               (29,598)
   Net cash provided by (used in) discontinued operations                     (1,865)                   --
                                                                     ---------------       ---------------
   Net cash flows provided by (used in) operating activities               1,186,295               (29,598)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                       (140,873)              (25,674)
   Cash decreased due to investment in convertible notes                          --              (200,000)
                                                                     ---------------       ---------------
      Net cash flows used in investing activities                           (140,873)             (225,674)

CASH FLOWS FROM FINANCING ACTIVITIES
 Cash acquired due to subscription                                                --               240,000
 Loan from related parties                                                   109,595               (59,282)
 Proceeds from (payment of) mortgage loan                                        435                34,675
                                                                     ---------------       ---------------
   Net cash flows (provided by) used in financing activities                 110,030               215,393
                                                                     ---------------       ---------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH- restated                             42,465                (4,462)
                                                                     ---------------       ---------------

NET INCREASE (DECREASE )IN CASH & CASH EQUIVALENTS                         1,197,917               (44,341)

 Cash & Cash Equivalents at start of period                                  250,470                63,600
                                                                     ---------------       ---------------
 Cash & Cash Equivalents at end of period                            $     1,448,387       $        19,259
                                                                     ===============       ===============
Interest paid                                                        $        12,366       $         1,865
Income taxes paid                                                    $            --       $            --


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

(b).     Commitments

Office space:
The Company leases office space in Australia, Hong Kong and Shanghai. The lease for Australia expires in October 2011 while leases for Shanghai expire on various dates from January 2008 to September 2010. Based upon existing leases, without renewals, the minimum lease payments up to expiry are as follows:


         2008                                              $     124,500
         2009                                                    201,000
         2010                                                    225,000
         2011                                                     86,000
                                                           -------------
         Total                                             $     636,500
                                                           =============

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

Total minimum lease payments under the above leases are as follows:

                                                        Capital
                                                         Leases
                                                   -----------------
2009                                                          18,996
2010                                                          23,104
2011                                                          24,672
                                                   -----------------
                                                   $          66,772
Less: Amount representing interest                            (8,012)
Present value of minimum lease payments                       58,760
Less: Current portion                                        (11,631)
                                                   -----------------
                                                   $          47,129
                                                   =================

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

Current
-------

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

Note 9. Segmental information - Restated

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

Note 10. Restatement

On January 8, 2009, the chief executive officer and chief financial officer of the Company, under authority granted to them by, and with the approval of, the board of directors, concluded that our previously reported consolidated financial statements for the period ended June 30, 2008 should no longer be relied upon as the quarterly results of the Company's subsidiary Guang Cheng Int'l Trading Ltd. ("Guang Cheng") were not included in the consolidated financial statements.

The effects of the restatements are listed below:

Consolidated Balance Sheets

                                               June 30, 2008      June 30, 2008
                                               -------------      -------------
                                                 (Reported)         (Restated)

  Tax payables                                       295,014            296,796
  Other payables                                      83,038            119,338
                                               -------------      -------------
     TOTAL CURRENT LIABILITY                       1,170,257          1,208,339
                                               -------------      -------------
       TOTAL LIABILITY                             1,217,386          1,255,468
                                               -------------      -------------

  Other comprehensive income                          56,468             56,499
  Accumulated profit/(deficit)                       744,569            706,456
                                               -------------      -------------
TOTAL STOCKHOLDERS' EQUITY/ (DEFICIT)              1,309,451          1,271,369
                                               -------------      -------------


Consolidated Statements of Income

                                                    THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                                2008                             2008
                                                   ----------------------------      ----------------------------
                                                    (Reported)       (Restated)       (Reported)       (Restated)

Net Sales                                          $ 2,570,531      $ 2,940,268      $ 5,519,527      $ 5,889,264
     Cost of sales                                   1,181,097        1,581,542        2,616,983        3,017,428
                                                   -----------      -----------      -----------      -----------
     Gross profit                                    1,389,434        1,358,726        2,902,544        2,871,836

     Selling, General and Administrative               809,671          817,037        1,490,983        1,498,349
                                                   -----------      -----------      -----------      -----------
     Total operating expenses                          850,256          857,622        1,569,189        1,576,555
                                                   -----------      -----------      -----------      -----------
     Operating Income (Loss)                           539,178          501,104        1,333,355        1,295,281

Other Income (Expense)
     Other Income (Expenses)                          (151,247)        (151,286)            (913)            (952)
                                                   -----------      -----------      -----------      -----------
     Total Other Income (expense)                     (138,322)        (138,361)          14,466           14,427
                                                   -----------      -----------      -----------      -----------
Income/(loss) from Continued Operations before
  Minority Interest and Income Taxes                   400,856          362,743        1,347,821        1,309,708
                                                   -----------      -----------      -----------      -----------

Income/(loss) from Continued Operations before
  Income Taxes                                         332,117          294,004        1,195,831        1,157,718
                                                   -----------      -----------      -----------      -----------
Net Income (Loss) from Continued Operations        $   256,572      $   218,459      $ 1,027,262      $   989,149
                                                   -----------      -----------      -----------      -----------
Net income (loss)                                      256,572          218,459        1,029,127          991,014

Other comprehensive income/(loss)                       20,111           20,142           42,434           42,465
                                                   -----------      -----------      -----------      -----------
Net Comprehensive income/(loss)                    $   276,683      $   238,601      $ 1,071,561      $ 1,033,479
                                                   ===========      ===========      ===========      ===========


Consolidated Cash Flows

                                                                FOR THE SIX MONTHS PERIODS ENDED
                                                                         JUNE 30, 2008
                                                                 -----------      -----------
                                                                  (Reported)       (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                               $ 1,029,127      $   991,014

      Increase (decrease) in tax payable                             107,995          109,777
      Increase (decrease) in other current liabilities              (150,162)        (113,862)
                                                                 -----------      -----------
   Net cash provided by (used in) continued operations             1,188,191        1,188,160
                                                                 -----------      -----------
   Net cash flows provided by (used in) operating activities       1,186,326        1,186,295

EFFECT OF EXCHANGE RATE CHANGES ON CASH                               42,434           42,465
                                                                 -----------      -----------


                                       13

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

ITEM 3.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date, that our disclosure controls and procedures were not effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to us, including our consolidating subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

As of June 30, 2008, our disclosure controls and procedures were not effective because our financial statements for the period ended June 30, 2008 did not include results of Guangcheng for the three months period ended March 31, 2008.

We remedied the failure of our disclosure controls and procedures by amending our Quarterly Report on Form 10-Q for the period ended June 30, 2008 and reissuing our financial statements for the period ended June 30, 2008.

REMEDIATION

During January 2008, management implemented additional review procedures designed to ensure that the disclosure provided by the Company meets the then current requirements of the applicable filing made under the Exchange Act and methodology to review the statements.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

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


                                                                22

SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Sancon Resources Recovery, Inc.

Date:  January 21, 2009
                                                               By: /s/ Jack Chen
                                                --------------------------------
                                                                       Jack Chen
                                                         Chief Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                 Sancon Resources Recovery, Inc.

Date:  January 21, 2009
                                                              By: /s/ David Chen
                                                 -------------------------------
                                                                      David Chen
                                                                        Chairman

Date:  January 21, 2009
                                                               By: /s/ Jimmy Yiu
                                                 -------------------------------
                                                                       Jimmy Yiu
                                                                        Director

Date:  January 21, 2009
                                                             By: /s/ Cong Yuanli
                                                 -------------------------------
                                                                     Cong Yuanli
                                                            Independent Director

Date:  January 21, 2009
                                                               By: /s/ Jack Chen
                                                 -------------------------------
                                                                      Jack. Chen
                                                                        Director