Form 10-K
period 2008-12-31
Sancon Resources Recovery, Inc.
filed 2009-04-06
CIK 1288195

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year period ended    DECEMBER 31, 2008
                             -----------------

   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from
                                -----------------

                        Commission file number 000-50760


                         SANCON RESOURCES RECOVERY, INC.
              (Exact name of small business issuer in its charter)

                    Nevada                                        58-2670972
(State or other jurisdiction of incorporation                   (IRS Employer
               or organization)                              Identification No.)


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act). Yes [ ] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 31, 2009 was approximately $3.8 million (based upon a closing sale price of $0.17 per share, as reported on the OTCBB).

The issuer's revenues for the fiscal year ended December 31, 2008, were $12.7 million.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock: par value of $0.001; 22,614,996 shares issued and outstanding on December 31, 2008.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

                         Sancon Resources Recovery, Inc.

                                    FORM 10-K

                                FISCAL YEAR 2008



TABLE OF CONTENTS


PART I
Item 1.    Description of Business                                             3
Item 2.    Description of Property                                             6
Item 3.    Legal Proceedings                                                   6
Item 4.    Submission of Matters to a Vote of Security Holders                 6


PART II
Item 5.    Market for Common Equity, Related Stockholder Matters, and
           Small Business Issues/purchases of Equity Securities                7
Item 6.    Management's Discussion and Analysis, or Plan of Operation
Item 7.    Financial Statements and Supplementary Data                         8
Item 8.    Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure                                             13
Item 8A.   Controls and Procedures                                            14
Item 8B.   Other Information                                                  14


PART III
Item 9.    Directors, Executives Officers, Promoters and Control Persons:
             Compliance with Section 16(a) of the Exchange Act                15
Item 10.   Executive Compensation                                             16
Item 11.   Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters                                  17
Item 12.   Certain Relationships and Related Transactions                     18
Item 13.   Principal Accountant Fees and Services                             18
Item 14.   Exhibits, Financial Statement Schedules                            19


SIGNATURES                                                                    20

                                  -- PART I --

ITEM 1     DESCRIPTION OF BUSINESS

BUSINESS COMBINATION AND CORPORATE RESTRUCTURING

Effective May 26, 2006, a business combination occurred between Sancon Recycling Pty Ltd. ("SRPL") and MKA Capital Inc. (hereinafter referred to as "MKAC"). The combination was effected by MKAC exchange its seventy-five percent (75%) equity stake in MK Aviation, S.A. (hereinafter referred to as "MKA") for one hundred percent (100%) equity stake in SRPL held by Mr. Jack Chen, Mr. Yiu Lo Chung, Mr. Guy Waters, and associated parties ("the Shareholders"). Meanwhile, the Shareholders exchanged their ownership of seventy-five percent (75%) equity stake in MK Aviation, S.A. with 14,897,215 shares of the Registrant's common stock from Mr. Kraselnick and associated parties. Subsequently MKAC was renamed Sancon Resources Recovery, Inc.

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

Effective with the Agreement, the Shareholders will own 14,897,215 shares of MKAC voting common stock or 74.28% of the Registrant's 20,030,370 issued and outstanding voting common stock at the time.

All references to common stock, share and per share amounts have been retroactively restated to reflect the exchange of 100 shares of SRPL common stock for 14,897,215 shares of the MKAC's common stock outstanding immediately prior to the merger as if the exchange had taken place as of the beginning of the earliest period presented.

The accompanying financial statements present the historical financial condition, results of operations and cash flows of Sancon as of December 31, 2008.

BUSINESS OF THE ISSUER

OVERVIEW OF THE COMPANY AND ITS OPERATIONS

Sancon Resources Recovery, Inc. is an industrial waste recycling company with operations based in Australia, Hong Kong and China. Sancon's main operations and services include industrial waste management consulting, collection and reprocess of recyclable materials such as glass, plastic, cardboard, and paper sourced from suppliers such as Three Rivers HK Ltd, Tricept Trading Limited and BAF China Ltd etc. The recycled materials will then enter into manufacture cycles as raw materials. The use of recycled material is both environmentally friendly and is a key part of today's competitive manufacturing process to lower costs. As China gains global manufacturing dominance and current economic crisis, Chinese manufacturers are increasingly turning to recycled materials to lower its costs, resulting tremendous demand for recycled materials import. Sancon currently exports more than 25,000 tons of recycled industrial waste material annually to its processing partners and manufacturers in China. The waste management service is another important operation for the Company. Sancon provides full waste management solutions for manufacturing companies, aim to recover recyclable materials instead of dumping them into land-fills. The major customers for Sancon are Chinese manufacturers and recycled material traders such as Pernod Ricard, Wei Er Sha and San Jiang etc, which are located mainly in the Chinese provinces of Guangdong, Zhejiang, Fujian and Hong Kong.

On August 13, 2008, the Company has entered into an agreement with China's largest manufacturer of personal computers to collect and process all waste packaging materials resulting from the delivery and installation of computers at all of its corporate clients in China. The Company will provide on-site collection of the materials, and recycle the waste packaging into reusable packaging materials. The computer maker will also share the profit from the sale of the recycled materials. This business is in the developmental stage now and is expected to bring significant increase on the Company's sales and net profit in the future.


The Sancon group comprises the following companies:

Registered Name                                                                     Domicile         Owner     % Held  Status
---------------                                                                     --------         -----     ------  ------
(business is conducted under the registered names)

Sancon Recycling Pty Ltd. ("Sancon AU" hereinafter)                                 Australia        Sancon     100    Active
Guang Cheng Int'l Trading Ltd. ("Guang Cheng" hereinafter)                          Hong Kong        Sancon     100    Active
Sancon Resources Recovery (Shanghai) Co., Ltd. ("Sancon SH" hereinafter)            Shanghai         Sancon     70     Active
Crossover Solutions Inc. ("CS" hereinafter)                                      British Virgin      Sancon     100    Active
                                                                                     Island

OUR STRATEGY

Chinese waste management market is estimated at $35 billion by 2010 and is dominated by state owned companies largely backward managed, inefficient, lack of technology and with outdated collections. All of which presents enormous opportunities for a dynamic foreign company such as Sancon. Fortune 500 companies like Suez and Veolia is mainly focused on incineration, water and hazardous waste treatment market, where the government has allowed foreign entry, leaving the niche recycling market to specialized recycling company such as Sancon.

Our near-term growth strategy is to first expand our recycling and waste management operations in China by setting up larger network of facilities and logistics operations around China. Secondly, strengthen our relationships with our existing major suppliers to offer large selection of plastic and glass raw materials. And we aim to increase our processing capacity for recycled plastic and glass waste materials at our existing facilities in Australia and China. Thirdly, develop new markets and customers, like electronic waste materials industry. The well established trust on quality control of the recycled materials with Sancon's customers in China, and our aggressive expansion plans laid the groundwork firmly for long-term growth.

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

The Chinese Government is emphasizing environmental policies & projects for all sectors and entities. On August 2008, China's top legislature passed a law to promote circular economy and will come into force on January 1, 2009. The aim of the law is to boost sustainable development through energy saving and reduction of pollutant discharges. At present China's environmental industry is highly fragmented and at its infancy stage.

SANCON'S VISIONS AND GOALS

The long-term objective of Sancon is to seek and develop further alternative resources recovery solutions, which will help to protect our environment and maximize sustainable usage for industrial waste materials. At Sancon we believe reducing the environmental impact of manufactured products is through both professional waste management services offered to manufacturers and commercial entities to increase recyclability of waste materials, and efficient redeployment of waste materials.

SERVICES OFFERED TO OUR CLIENTS

Sancon strives to take an all-inclusive approach to provide eco-friendly solutions leading to the sustainable use of waste materials. Our services include collection from manufacturing and commercial sites; re-process waste materials to increase recyclability, end-of-life disassembly, redeployment of recyclable materials, and destruction of sensitive materials and products

OUR DISTRIBUTION METHOD AND CUSTOMERS

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

But the management has identified several key points which will give Sancon the competitive edge in the market place:
1) Sancon offers large selection of plastic and glass raw materials to our customers.
2) Sancon has 6 strategically positioned recycling plants and 30 depots in China and it will enable Sancon to meet the demand for nationwide environmental services.
3) Hong Kong trading operation will source recycled materials globally to meet the increasing demand from our customers in China.
4) Working closely with more processing partners in China will add value to our products.
5) Industry know-how and management team's ability to ensure all operating and environmental standards are achieved. Our team's experience in logistic management and waste management operations are key factors enabling the delivery of a high standard of service to Sancon's clients.

INTELLECTUAL PROPERTY

None.

EMPLOYEES

As of December 31, 2008, the Company employed 15 people in both Australia and Hong Kong subsidiaries. Our joint venture in China employed 20 people full time, and all other personnel of the China joint venture are employed as sub contractors. To make our work more efficient, we outsourced a few functions, such as book keeping and administration, to certain professional firms to enable our resource being focused on sales and processing functions.

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

As a public company, Sancon is subject to certain regulatory requirements including, but not limited to, compliance with Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX404"). Such compliance results in significant additional costs to the Company by increased audit and consulting fees, and the time required by management to address the regulations. The SEC has recently delayed the implementation date of SOX404 for non-accelerated filers until the fiscal year ended December 31, 2009. However, should the Company successfully fulfill its plans to procure financing and expand its operations; the Company may come under the accelerated filer definition, and be required to comply with SOX404 before December 31, 2009. In any case, such costs will likely affect adversely the Company's business, financial condition and results of operations.


ITEM 2     DESCRIPTION OF PROPERTY

The Company leases office space in Australia and China. The lease for Australia and China expire in 2018. The Australian Office is located in 7-9 Graham Road Clayton South 3169 VIC Australia, Rental fee, without GST and outgoing is $114,740 per annum. The size of the whole building is 2,414 square meters. In China, the major office is located in No 2 Yinqing Lu, Songjiang District, Shanghai. The annual rental fee is $148,900 and the size of the whole building is 5,056 aquare meters. The Company also leases many warehouses in more than 40 cities in China. The total annual rental fee for these warehouses is $339,195. We may need to lease more facilities for our future operation purpose.


ITEM 3     LEGAL PROCEEDINGS

The company involved in the following litigation:

Dragon Wings Communications Limited, a Hong Kong corporation and Wong Yee Tat, an individual are the first and second plaintiff. They filed a complaint on July 25, 2008 in the District Court of the Hong Kong special Administrative Region, Civil Action No. 3251, against the first defendant, Fintel Group Limited for breach of contract. The Company is the second defendant because plaintiff claimed Fintel Group Limited is a wholly owned subsidiary of the Company. Under the writ, the plaintiff claimed that pursuant to a written stock purchase agreement, the first defendant shall purchase the first plaintiff's common stock by common shares of Financial Telecom Limited (USA) inc. (replaced by shares of MKA Capital Inc. from June 2006) or pay to the plaintiff cash of $94,172 in lieu of the shares. Pluses the interest and cost of litigation, the total amount claimed by plaintiff were $104,966. The court adjudged that the first defendant do pay the plaintiffs damages on September 08, 2008 and also adjudged that the second defendant do pay the plaintiffs damages on December 10, 2008. The Company did not receive writ of summons or judgment until February 2009. The Company denied all allegations in the complaint because Fintel Group Limited is no longer our subsidiary since November 27, 2006. The Company is consulting lawyers and seeking for the best legal solution.


ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during fiscal year 2008.

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


                                              FISCAL 2008                                       FISCAL 2007
QUARTER                      $ HIGH CLOSING PRICE      $ LOW CLOSING PRICE     $ HIGH CLOSING PRICE      $ LOW CLOSING PRICE
First                                0.23                     0.11                     1.40                     0.11
Second                               0.63                     0.12                     0.71                     0.35
Third                                0.61                     0.38                     0.53                     0.25
Fourth                               0.45                     0.16                     0.60                     0.13


HOLDERS OF THE COMPANY'S STOCK

The Company has issued common stock only. On December 31, 2008, the total number of holders of record as according to our transfer agent was approximately 682.

DIVIDENDS

We did not pay any cash dividends on our common stock for fiscal year ended on December 31, 2008.

UNREGISTERED SALES OF EQUITY SECURITIES


      DATE              TYPE          AMOUNT                   PERSON                 CONSIDERATION            TRANSACTION
      ----              ----          ------                   ------                 -------------            -----------
    1-Feb-06        common share        11,283              R. Gorthuis                     $14,668            Compensation
    1-Feb-06        common share         4,003                 R. Yan                        $4,166            Compensation
    1-Feb-06        common share         3,753    TWC Corporation Services Limited           $3,642        Settlement of debts
    1-Feb-06        common share         9,685              Bok, Wai Kee                     $9,398        Settlement of debts
    1-Feb-06        common share         1,028            Ng, Yu Yan Betty                     $998        Settlement of debts
   10-Feb-06        common share        54,539            Mr. Lu Zhao Hui                   $68,174    Increase investment holdings
   10-Feb-06        common share        61,846              Mr. Song Lin                    $77,308    Increase investment holdings
   25-May-06        common share       -54,539            Mr. Lu Zhao Hui                 ($68,174)    Decrease investment holdings
   25-May-06        common share       -61,846              Mr. Song Lin                  ($77,308)    Decrease investment holdings
   25-May-06        common share        13,110              R. Gorthuis                     $12,668            Compensation
   25-May-06        common share         8,623                 R. Yan                        $8,332            Compensation
   27-Nov-06        common share       250,000           Bear Creek Capital                 $27,500           Consulting fee
   23-Jan-07        common share       250,000           Bear Creek Capital                 $88,500           Consulting fee
   10-Mar-08        common share     1,148,572          Fintel Group Limited               $402,000    Increase investment holdings
   10-Mar-08        common share       300,000           Lyons Capital LLC                 $156,000           Consulting fee
   21-Apr-08        common share      -148,572          Fintel Group Limited              ($52,000)    Decrease investment holdings
    1-Aug-08        common share        50,000              Mr. Xia Chen                     $7,500           Consulting fee
    1-Aug-08        common share       250,000             Mr. Jack Chen                    $37,500            Compensation
    1-Aug-08        common share       300,000              CEOcast, Inc                    $72,000           Consulting fee
   30-Sep-08        common share       300,000              CEOcast, Inc                    $72,000           Consulting fee

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

OVERVIEW

Sancon Resources Recovery, Inc. is an industrial waste recycling company with operations based in Australia, Hong Kong and China. Sancon currently exports more than 25,000 tons of recycled industrial waste material annually to its processing partners and manufacturers in China. Sancon's main operations and services include industrial waste management consulting, collection and reprocess of recyclable materials such as glass, plastic, cardboard, and paper before its re-entry into manufacture cycles as raw materials. The use of recycled material is both environmentally friendly and is a key part of today's competitive manufacturing process to lower costs. As China gains global manufacturing dominance and current economic crisis, Chinese manufacturers are increasingly turning to recycled materials to lower costs, resulting tremendous demand for recycled materials import. The major customers for Sancon are Chinese manufacturers and recycled material traders such as Pernod Ricard, Wei Er Sha and San Jiang etc, which are located mainly in the Chinese provinces of Guangdong, Zhejiang, Fujian and Hong Kong.

PLAN OF OPERATION

During the next twelve months, we expect to take the following steps in connection with the development of our business and the implementation of our plan of operations:

o We intend to continue with our marketing strategies to deliver our products in China and provide our waste management service to clients;
o Along with the continued plastic and glass materials products we are now processing, we are also developing to process other materials, such as electronic materials.
o During the next twelve months, the Company expects to set up larger network of collection and sales in China.
o During the next twelve months, the Company is planning to raise additional US$1-2 million cash to facilitate our processing capacity. The capital will be used to some or all of the following activities: 1) acquisition of other companies running similar business in China; 2) purchase of new equipment to satisfy increasing new type of materials requirements; 3) marketing and general administrative expenses for new operation in China. We may raise such capital through issuing our common stocks or warrants.

Our aggressive expansion plan will be replied on such capital support. We cannot assure the successful result of fund raising. As such, we may not execute our initial business strategy or plan as expected, and furthermore, our competitors may stand in a better position than us, which results in an adverse effect on our business, although we believe that currently, even without such funds, we can still run a healthy business within our already occupied markets.

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

The Company is organized into three business segments: material recycling, material trade and waste management service. Their revenue recognition is as follows:

(1) Material Recycling refers to the activities of collecting and processing of waste materials, then selling them to customers in China. The plant is located in Australia. The revenue is recognized when delivery of the material is occurred and invoice issued.
(2) Material Trade refers the activities of buying and selling of materials with operations located in Hong Kong. The revenue is recognized when delivery to customer is occurred and invoice is issued.
(3) Waste management Service refers the activities of providing waste management service with operations located in Shanghai China. The revenue is recognized when service is completed and invoice is issued.


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

As of December 31, 2008 and 2007, the Company did not issue or make provision through the issuance of stock options to employees and directors.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED 31 DECEMBER, 2008 AND 2007

Revenue

Revenues for the year ended December 31, 2008 were $12,707,896 as compared to $4,782,109 of 2007, an increase of $7,925,787 or 166%. The sharp increases were mainly due to the significant sales amount contributed from Sancon SH, CS and Sancon AU. The revenues of Sancon SH increased sharply from $1,101,652 for the year ended December 31, 2007 to $6,254,559 for the year ended December 31, 2008, an increase of $5,152,907 or 468%. CS contributed $1,906,912 revenue during the fiscal year 2008 while it was not in operations for the year ended December 31, 2007. The revenue of Sancon AU also increased $940,492 or 64% from $1,467,867 for the year ended December 31, 2007 to $2,408,359 for the year ended December 31, 2008. However, the revenue of Guangcheng decreased $74,524 or 3% from $2,212,590 for the year ended December 31, 2007 to $2,138,066 for the year ended December 31, 2008.

Cost of revenue

Cost of revenue for the year ended December 31, 2008 increased to $6,753,173 from $3,378,941 for the year ended December 31, 2007, an increase of $3,374,232 or 100%. The significant increase of cost of sales was in line with the sales during the year ended December 31, 2008. Among which, cost of revenue in Sancon SH increased $3,063,169 or 531% from $577,048 for the year ended 2007 to $3,640,217 for the year ended 2008. The increase mainly contained $1,036,146 of shipping expenses, $1,129,374 of work outsourcing expenses and $556,348 of salary expenses. Cost of revenue in Sancon AU for the fiscal year ended 2007 and 2008 was $647,390 and $1,012,393 respectively, an increase of $365,003 or 56%.
Cost of revenue in Guangcheng decreased from $2,154,503 for the fiscal year ended 2007 to $2,093,063 for the fiscal year ended 2008, a decrease of $61,440 or 3%.

For the fiscal year ended 2007, cost of revenue was 71% of revenue compare to 53% for the fiscal year ended 2008. The mainly reason for the dramatically decrease was CS contribute $$1,906,912 sales but no cost of sales.

Gross profit

The gross profit for the year ended December 31, 2008 was $5,954,723, representing $4,551,555 or 324% increase compared to $1,403,168 for the year ended 2007. And the gross margin rose from 29% for the year ended 2007 to 47% for the year ended 2008. The rise of the gross profit is mainly due to the high margin business in Sancon SH, CS and Sancon AU. The gross profit of Sancon SH increased $2,089,738 or 398% from $524,604 for the year ended 2007 to $2,614,342 for the year ended 2008. CS contributed $1,906,912 increase of gross profit because there is no operation for the year ended 2007. The gross profit of Sancon AU was $820,477 for the year ended 2007 while it increased $575,489 or 70% to $1,395,966 for the year ended 2008. The gross profit of Guangcheng decreased $13,084 or 23% from $58,087 for the year ended 2007 to $45,003 for the year ended 2008.

Selling, general and administrative expenses

Selling, general and administrative expenses increased to $4,272,076 for the year ended December 31, 2008, from $1,308,221 for the year ended 2007, an increase of $2,963,855 or 227%. The significant increase of selling, general and administrative expenses is mainly resulted from the business expanding of Sancon SH and Sancon AU during 2008. The SG&A expenses of Sancon SH was $176,567 for the year ended 2007, however, this number increased sharply to $2,666,303 for the year ended 2008. It increased $2,489,736 or 1,410% during the period. The increase was mainly contained $1,662,114 of consulting fee which is for developing new market and customer, $220,283 of salary expenses and $94,214 of travelling expenses. The SG&A expenses of Sancon AU increased $413,229 or 48% from $863,852 for the year ended 2007 to $1,277,081 for the year ended 2008. The increase was mainly contained $307,599 of wages expenses. The increase of selling, general and administrative expenses from the year ended December 31, 2007 to 2008 also included potential payment to Dragon Wings of $85,654.

The SG&A expenses was 34% of the revenue for the year ended 2008 while it was 27% for the year ended 2007.

Depreciation Expense

Depreciation expense increased to $121,999 for the year ended 2008 from $80,656 for the year ended 2007. The expenses increased $41,343 or 51% during the year ended on December 31, 2008 as compared to that in 2007. The increases were mainly due to the purchase of plant and machinery in Sancon SH for the year ended 2008. The depreciation expense of Sancon SH increased $55,021 or 497% from $11,065 for the year 2007 to $66,086 for the year ended 2008. For the year ended 2007, depreciation expense was 2% of the revenue while it was 1% for the year ended 2008.

Other Income (Expense)

For the year ended December 31, 2008, the Company booked other income of $77,062 compared to other income of $26,488 for the year ended 2007. The increase in other income is $50,574 or 191% during the period. The mainly other income happened in the year 2008 is net interest income of $31,092 and Grand income of $50,666.

For the year ended 2007 and 2008, other income was 0.6% of the revenue.

Minority Interest

On August 15, 2007, the Company completed the acquisition of 70% of the equity interest in Sancon Resources Recovery (Shanghai) Co., Ltd by exercising its option to convert $200,000 of convertible promissory note. Minority Interest was minus $67,947 for the year ended 2007 while it was $25,391 for the year ended 2008. For the year ended 2008 and 2007, minority interest was 0.2% and 1% of the revenue respectively.

Discontinued Operation

On March 31, 2008, the company sold 100% equity interest of Digital Financial Service Limited ("DFSL") for $7.8 plus the assumption of certain liabilities. Gain on discontinued operation was $1,865 for the year ended December 31, 2008. During the same period in 2007, the Company booked loss on discontinued operation was $27,753.

Income Tax

The income tax decreased to $12,453 for the year ended 2008 from $112,922 for the year ended 2007, a decrease of $100,469 or 89%. That is because Sancon SH has no income tax for the year ended 2008 due to its loss. However, it booked $111,554 income tax for the year ended 2007. For the year ended 2008 and 2007, income tax was 0.1% and 2% of the revenue respectively.

Net loss/income

Net income for the year ended 2008 was $1,652,513, compared to a net loss of $167,843 in 2007, an increase of $1,820,356 or 1,085%. The increase is mainly contributed to the significant net income from CS of $1,896,273 for the year ended 2008. Net profit margin for the year ended 2008 was 13% while net loss margin for the year ended 2007 was 4%.

Liquidity and Capital Resources

As shown in the accompanying financial statements, the Company booked accumulated income of $1,367,955 as of December 31, 2008 compares to accumulated loss of $284,558 for the year ended 2007. In addition, our working capital is $1,265,713 for the year ended 2008 and it was negative $489,589 for the year ended 2007. That is mainly because of the increase of cash and cash equivalents. It increased to $2,220,509 from $238,644 during the period.

Our ability to continue as a going concern depends on the successful execution of our business plan to maintain the current profitability of the company as a whole.

Operating Activities

The net cash provided by operating activities for the year ended December 31, 2008 amounted to $2,556,250 compared to $218,237 for the year ended December 31, 2007, and increase $2,338,013 or 1,071%. The increase mainly included net income of $1,820,356, depreciation and amortization of $41,343, shares issued for compensation of $114,600, trade receivables of $666,187 and trade payable of $138,096. These increases were offset by tax payable of $223,648 in which Sancon SH decreased $223,591and other current assets of $109,103. The payment terms of our accounts receivable is about one month and will not be more than two months.

Investing Activities

Net cash used in investing activities amounted to $586,132 for the year ended December 31, 2008 compared to $172,283 for the year ended 2007, an increase of $413,849 or 240%. The increase mainly included purchase of property and equipment of $276,981 and investment in marketable securities of 128,400.

Financing Activities

Net cash obtained by financing activities amounted to $9,954 for the year ended December 31, 2008 compared to $143,469 for the year ended 2007, a decrease of $133,515 or 93%. The decrease mainly included shares issued for cash of $350,000 and payment of mortgage loan of $8,898. This decrease was offset by shareholders' loan of $225,383.

The Company has financed its growth by utilizing cash reserves and loans from directors. Loans from directors are unsecured, and deferred payment term and without interest bearing. The Company's primary use of funds is for the purchase of equipment for operation expansion and working capital.

Inflation

In the opinion of management, inflation has not had a material effect on the Company's financial condition or results of its operations

Trends and uncertainties

Management believes there are no known trends, events, or uncertainties that could, or reasonably be expected to, adversely affect the Company's liquidity in the short and long terms, or its net sales, revenues, or income from continuing operations. However the management observed increased competition in the material trading business has resulted in decrease margin in these businesses.

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

MANAGEMENTS' ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive and chief financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008 based on criteria established under the COSO framework, an integrated framework for evaluation of internal controls issued to identify the risks and control objectives related to the evaluation of the control environment by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation described above, management has concluded that our internal control over financial reporting was not effective as of December 31, 2008. Our financial statements for the period ended June 30, 2008 were restated as we missed to include the financial results of one of our subsidiary for the three months period ended March 31, 2008. In addition we have limited resources and we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow we will hire skilled professionals that will enable us to implement adequate segregation of duties within the internal control framework.

In September 2008, the Company appointed an Accounting Manager experienced in US GAAP to prepare financial statement and control our accounting and financial reporting process. Furthermore, our management implemented additional review procedures designed to ensure that the disclosure provided by the Company meets the current requirements of the applicable filing made under the Exchange Act and methodology to review the statements.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting during the year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                 -- PART III --


ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS:
           COMPLIANCE WITH SECTION (16) OF THE EXCHANGE ACT

IDENTIFICATION AND BACKGROUNDS OF DIRECTORS AND OFFICERS

         NAME              AGE    PRINCIPAL POSITION       APPOINTMENT/RESIGNATION DATE

         Jack Chen         39     CEO, Director                 November 29, 2002
         David Chen        41     Non Executive Chairman           June 1, 2006
         Cong Yuanli       58     Director                         June 1, 2006
         Gary Li           41     CFO                            August 27, 2008

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

GARY LI, CHIEF FINANCIAL OFFICER

Mr. Li joined Sancon in 2006 as the general manager of Sancon Resources Recovery (Shanghai) Co. Ltd., and in charge of Sancon's China operations. He served as the CFO of the Company since August, 2008. Mr. Li has more than ten years of experiences in accounting, operational management and project development. Mr. Li received an Associate degree of Accounting from Victoria University (Australia) in 1998, a bachelor degree of Business from Swinburne University (Australia) in 1999, a master of information Technology degree from Swinburne University (Australia) in 2001.

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

CODE OF ETHICS

The Company has Standards of Ethical Conduct Policy ("Code of Ethics") that applies to all employees and directors, including the Chairman, Chief Executive Officer, and Chief Financial Officer. The Code of Ethics is filed as Exhibit
14.1 to this 10-K report.

AUDIT COMMITTEE FINANCIAL EXPERT

The Company's board of directors has determined it does not have at least one audit committee financial expert serving on its audit committee, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

The reason for the lack of an audit committee financial expert is the Company's inability to find a suitable person by the reporting date of this 10-K report. The Company continues its efforts to locate and appoint such a person.


ITEM 10  EXECUTIVE COMPENSATION

OFFICERS' COMPENSATION

Our CEO was compensated approximately $44,000 and $18,500 for the year ended December 31, 2008 and 2007 and was not compensated for the year ended December 31, 2006 and 2005. Our CEO also received 250,000 common shares of stock compensation for services rendered for the year ended 2008 while he did not received any stock compensation for the year ended 2007.


DIRECTORS' COMPENSATION

Our Directors has not been compensated as of December 31, 2008.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity compensation plan information as of December 31, 2008

---------------------------------------------------------------- ----------------------- --------------------- ---------------------
Plan category                                                     Number of securities     Weighted-average     Number of securities
                                                                   to be issued upon      exercise price of     remaining available
                                                                      exercise of            outstanding        for future issuance
                                                                  outstanding options,    options, warrants         under equity
                                                                        warrants              and rights         compensation plans
                                                                       and rights                              (excluding securities
                                                                                                                reflected in column
                                                                                                                       (a))
                                                                          (a)                    (b)                   (c)
---------------------------------------------------------------- ----------------------- --------------------- ---------------------
Equity compensation plans approved by security holders: None               -                      -                      -
---------------------------------------------------------------- ----------------------- --------------------- ---------------------
Equity compensation plans not approved by security holders: None           -                      -                      -
---------------------------------------------------------------- ----------------------- --------------------- ---------------------
Total                                                                      -                      -                      -
---------------------------------------------------------------- ----------------------- --------------------- ---------------------


ITEM 11       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
              RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners

The following persons are known to be the beneficial owners of more than 5% of the Company's voting securities, as of December 31, 2008:

    TITLE OF CLASS            NAME AND ADDRESS OF BENEFICIAL OWNER              NUMBER OF SHARES            PERCENT OF CLASS(1)

Common Stock            Mr. Jack Chen
                        36 Graham St, Surrey Hills,                                 4,950,000                      21.89%
                        VIC 3127, Australia

Common Stock            Mr. Yiu Lo Chung
                        Unit 1406A, Nanyang Plaza,
                        No. 57, Hung To Road, Kwun                                  2,000,000                      8.84%
                        Tong, Kowloon, Hong Kong

Common Stock            Mr. Chen Guanliang
                        2-1, Floor 21, No. 4,
                        Dahuanjiayuan, Huangyan                                     2,000,000                      8.84%
                        District, Taizhou, Zhejiang,
                        China

Notes:

(1) Based on 22,614,996 issued and outstanding voting common stock as of December 31, 2008.

SECURITY OWNERSHIP OF MANAGEMENT

The following persons are known to be the beneficial owners of the Company's voting securities, as of December 31, 2008:

    TITLE OF CLASS            NAME AND ADDRESS OF BENEFICIAL OWNER              NUMBER OF SHARES           PERCENT OF CLASS(1)

Common Stock            Mr. Jack Chen
                        36 Graham St, Surrey Hills,                                4,950,000                     21.89%
                        VIC 3127, Australia

Common Stock            Mr. Chen Guanliang
                        2-1, Floor 21, No. 4,
                        Dahuanjiayuan, Huangyan                                    2,000,000                      8.84%
                        District, Taizhou, Zhejiang, China

Common Stock            Mr. Yiu Lo Chung
                        Unit 1406A, Nanyang Plaza,
                        No. 57, Hung To Road, Kwun                                 2,000,000                      8.84%
                        Tong, Kowloon, Hong Kong

Common Stock            Mr. David Chen
                        No. 628, Suide Road, Putuo,
                        Shanghai, China                                             611,172                       2.7%

Notes:
(1) Based on 22,614,996 issued and outstanding voting common stock as of December 31, 2008. .

ITEM 12    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is no any transaction as of December 31, 2008.


ITEM 13    EXHIBITS

The following list describes the exhibits filed as part of this Report on Form 10-K.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the fiscal year ended December 31, 2008, our principal independent accountant was Kabani & Company, Inc, the services of which were provided in the following categories and amount:

AUDIT FEES

Kabani & Company, Inc is our independent accountant from November 27, 2006. The aggregate fees billed by Kabani & Company, Inc for professional services rendered for the audit of our financial statements for the period ended March 31, June 30, September 30, 2008 were approximately $12,500, respectively, and for services performed in connection with the Company's annual financial statement on Form 10-K filed for the year ended December 31, 2008 were approximately $65,000.

AUDIT RELATED FEES

Other than the fees described under the caption "Audit Fees" above, Kabani & Company, Inc did not bill any fees for services rendered to us during fiscal year 2008 for assurance and related services in connection with the audit or review of our financial statements.

TAX FEES

There were no fees billed by Kabani & Company, Inc for professional services rendered during the fiscal year ended December 31, 2008 for tax compliance, tax advice, and tax planning.

ALL OTHER FEES

There were no fees billed by Kabani & Company, Inc for other professional services rendered during the fiscal year ended December 31, 2008.

SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Sancon Resources Recovery, Inc.

Date:  April 03, 2009
                                                             By: /s/ Jack Chen
                                               -------------------------------
                                                                     Jack Chen
                                                       Chief Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                             Sancon Resources Recovery, Inc.

Date:  April 03, 2009
                                                          By: /s/ David Chen
                                             -------------------------------
                                                                  David Chen
                                                                    Chairman

Date:  April 03, 2009

                                                          By:  /s/ Jimmy Yiu
                                             -------------------------------
                                                                   Jimmy Yiu
                                                                    Director

Date:  April 03, 2009
                                                        By:  /s/ Cong Yuanli
                                             -------------------------------
                                                                  Cong Yuanl
                                                        Independent Director

Date:  April 03, 2009
                                                          By:  /s/ Jack Chen
                                             -------------------------------
                                                                   Jack Chen
                                                                    Director

FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm                      F-2

Consolidated Balance Sheets as of December 31, 2008 and December 31, 2007    F-3

Consolidated Statements of Operations for the years ended
  December 31, 2008 and December 31, 2007                                    F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the years
  ended December 31, 2008 and December 31, 2007                              F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 2008 and December 31, 2007                                    F-6

Notes to the Consolidated Financial Statements for the years ended
  December 31, 2008 and December 31, 2007                                    F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Sancon Resources Recovery, Inc.

We have audited the accompanying consolidated balance sheets of Sancon Resources Recovery, Inc., a Nevada Corporation (the "Company") as of December 31, 2008 and December 31, 2007 and the related consolidated statements of operations, consolidated statements of stockholders' equity (deficit) and consolidated statements of cash flows for the years ended December 31, 2008 and December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sancon Resources Recovery, Inc as of December 31, 2008 and December 31, 2007 and the results of its operations and its cash flows for the years ended December 31, 2008 and December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Kabani & Company, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
March 13, 2009


                                        SANCON RESOURCES RECOVERY, INC.
                                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                  DECEMBER 31,     DECEMBER 31,
                                                                                     2008              2007
                                                                                  -----------      -----------
     Current assets
        Cash and cash equivalents                                                 $ 2,220,509      $   238,644
        Trade receivables, net                                                        289,240          628,616
        Inventory                                                                      52,531              754
        Deferred Tax Asset                                                             22,107            3,763
        Other current assets                                                          140,318           80,713
        Due from related parties                                                      108,690           73,350
        Current assets of entity disposed off                                              --           11,761
                                                                                  -----------      -----------
           TOTAL CURRENT ASSETS                                                     2,833,395        1,037,601

     Property, plant & equipment, net                                                 927,044          540,691
     Security deposit                                                                   7,598            9,644
     Marketable securities                                                            128,938               --
                                                                                  -----------      -----------
        TOTAL ASSETS                                                              $ 3,896,975      $ 1,587,936
                                                                                  ===========      ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
     Current liabilities
        Trade payables                                                            $   765,785      $   402,961
        Capital lease - current                                                         8,735           10,206
        Accrued expenses and other payables                                           153,211          140,303
        Shares to be issued                                                                --          350,000
        Tax payables                                                                  111,482          181,490
        Due to related parties                                                        412,291          327,122
        Other payables                                                                116,178           86,343
        Current liability of entity disposed off                                           --           28,765
                                                                                  -----------      -----------
           TOTAL CURRENT LIABILITY                                                  1,567,682        1,527,190

     Long term liability
        Capital lease                                                                  29,175           48,119
                                                                                  -----------      -----------
        TOTAL LIABILITY                                                             1,596,857        1,575,309
                                                                                  -----------      -----------

     Minority Interest                                                                127,829          153,220

     Commitment & Contingency                                                         104,966               --

STOCKHOLDERS' EQUITY (DEFICIT)
     Share Capital
        Authorized: 500,000,000 common shares, par value $0.001 per share
        Issued and Outstanding: 22,614,996 shares and 20,414,996 shares as of          22,615           20,415
        December 31, 2008 and December 31, 2007 respectively
     Additional paid-in capital                                                       808,299          115,499
     Deferred Compensation                                                           (194,400)              --
     Other comprehensive income                                                        62,854            8,051
     Accumulated profit (deficit)                                                   1,367,955         (284,558)
                                                                                  -----------      -----------
        TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                        2,067,323         (140,593)
                                                                                  -----------      -----------
        TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                        $ 3,896,975      $ 1,587,936
                                                                                  ===========      ===========


                     The accompanying notes form an integral of these financial statements.



                                 SANCON RESOURCES RECOVERY, INC.
                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                     2008              2007
                                                                 ------------      ------------

Net Sales                                                        $ 12,707,896      $  4,782,109
Cost of sales                                                       6,753,173         3,378,941
                                                                 ------------      ------------
     Gross profit                                                   5,954,723         1,403,168

Operating Expenses
     Depreciation                                                     121,999            80,656
     Selling, General and Administrative                            4,272,076         1,308,221
                                                                 ------------      ------------
         Total operating expenses                                   4,394,075         1,388,877
                                                                 ------------      ------------
Operating Income                                                    1,560,648            14,291

Other Income (Expense)
     Other income                                                      45,970            21,691
     Interest income                                                   31,092             4,797
                                                                 ------------      ------------
     Total other income                                                77,062            26,488
                                                                 ------------      ------------

Income from operations before income taxes and minority             1,637,710            40,779
interest

     Income taxes                                                     (12,453)         (112,922)
     Minority interest                                                 25,391           (67,947)
                                                                 ------------      ------------
     Income (loss) from continued operations                        1,650,648          (140,090)
                                                                 ------------      ------------

Discontinued Operation
     Loss from Discontinued Operation                                  (1,955)          (27,753)
     Gain on Disposal of Subsidiary                                     3,820                --
                                                                 ------------      ------------
Gain (loss) on Discontinued Operations                                  1,865           (27,753)
                                                                 ------------      ------------

Net income (loss)                                                   1,652,513          (167,843)

Other comprehensive item:
Foreign currency translation gain                                      54,803             9,298

                                                                 ------------      ------------
Net comprehensive income/(loss)                                  $  1,707,316      $   (158,545)
                                                                 ============      ============

Earnings per share:
     Basic & diluted earnings/(loss) per share continued         $       0.08      $      (0.01)
     operations
                                                                 ============      ============
     Basic earnings/(loss) per share discontinued operations             0.00             (0.00)
                                                                 ============      ============
     Basic & diluted earnings/(loss) per share                           0.08             (0.01)
                                                                 ============      ============
     Basic & diluted weighted average shares outstanding           21,794,722        20,399,928
                                                                 ============      ============


             The accompanying notes form an integral of these financial statements.




                                                  SANCON RESOURCES RECOVERY, INC.
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                               FOR THE YEARS ENDED DECEMBER 31, 2008

                                                               ADDITIONAL                     OTHER      ACCUMULATED
                                                    COMMON       PAID IN       DEFERRED    COMPREHENSIVE   INCOME
                                       SHARES        STOCK       CAPITAL     COMPENSATION  INCOME (LOSS)  (DEFICIT)       TOTAL
                                     -----------  -----------  -----------   -----------   -----------   -----------   -----------

BALANCE DECEMBER 31, 2006             20,164,996       20,165       27,249           --        (1,247)     (116,715)      (70,548)

Issuance of shares for services          250,000          250       88,250           --            --            --        88,500
Foreign Currency Translation                  --           --           --           --         9,298            --         9,298
Net loss                                      --           --           --           --            --      (167,843)     (167,843)
                                     -----------  -----------  -----------   -----------   -----------   -----------   -----------
BALANCE DECEMBER 31, 2007             20,414,996  $    20,415  $   115,499  $         0   $     8,051   $  (284,558)  $  (140,593)
                                     ===========  ===========  ===========   ===========   ===========   ===========   ===========

Issuance of shares for cash            1,000,000        1,000      349,000           --            --            --       350,000
Issuance of shares for compensation      250,000          250       37,250           --            --            --        37,500
Issuance of shares for services          950,000          950      306,550     (194,400)           --            --       113,100
Foreign Currency Translation                  --           --           --           --        54,803            --        54,803
Net income                                    --           --           --           --            --     1,652,513     1,652,513
                                     -----------  -----------  -----------   -----------   -----------   -----------   -----------
BALANCE DECEMBER 31, 2008             22,614,996  $    22,615  $   808,299  $  (194,400)  $    62,854   $ 1,367,955   $ 2,067,323
                                    ===========  ===========  ===========   ===========   ===========   ===========   ===========


                              The accompanying notes form an integral of these financial statements.






                                  SANCON RESOURCES RECOVERY, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                                         2008             2007
                                                                      -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income/(Loss)                                                $ 1,652,513      $  (167,843)
     Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
        Depreciation and amortization                                     121,999           80,656
        Shares issued in lieu of compensation & service                   203,100           88,500
        Minority interest                                                 (25,391)          67,947
        Changes in current assets and liabilities:
          Decrease (increase) in trade receivables                        326,738         (339,449)
          Decrease (increase) in inventory                                (48,768)          (3,763)
          Decrease (increase) in advance to suppliers                     (11,997)           7,673
          Decrease (increase) in other current assets                     (91,281)          17,822
          Increase (decrease) in tax payable                              (70,008)         153,640
          Increase (decrease) in trade payable                            362,824          224,728
          Increase (decrease) in other current liabilities                136,521          101,003
                                                                      -----------      -----------
        Net cash provided by (used in) continued operations             2,556,250          230,914
        Net cash used in discontinued operations                               --          (12,677)
                                                                      -----------      -----------
        Net cash flows provided by operating activities                 2,556,250          218,237
                                                                      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in securities                                            (128,400)              --
     Purchase of property and equipment                                  (467,693)        (190,712)
                                                                      -----------      -----------
        Net cash flows used in investing activities                      (596,093)        (190,712)
        Net cash provided by discontinued operations                        9,961           18,429
                                                                      -----------      -----------
        Net cash flows used in Investing activities                      (586,132)        (172,283)
                                                                      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Shares issued for cash                                                    --          350,000
     Shareholders' loan                                                    30,369         (195,014)
     Proceeds from (payment of) mortgage loan                             (20,415)         (11,517)
                                                                      -----------      -----------
        Net cash flows provided by financing activities                     9,954          143,469
                                                                      -----------      -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                     1,793           15,876
                                                                      -----------      -----------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENT                       1,981,865          205,299

     Cash & Cash Equivalent at start of period                            238,644           33,345
                                                                      -----------      -----------
     Cash & Cash Equivalent at end of period                          $ 2,220,509      $   238,644
                                                                      ===========      ===========

Supplemental information for Cash Expenses
     Cash paid for Interest Expenses                                  $     5,823      $     4,210
                                                                      ===========      ===========
     Cash paid for Income Taxes                                       $    78,987      $        --
                                                                      ===========      ===========

               The accompanying notes form an integral of these financial statements.

                                                F-6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007

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

On March 31, 2008, the company sold 100% equity interest of Digital Financial Service Limited ("DFSL") for $7.8 plus the assumption of certain liabilities, due to its continuing losses, resulting in gain of $1,865 on disposal of the entity (See note 11)

As of December 31, 2008, the Sancon group comprises of the following companies:

                                                                                                 %
Registered Name                                                     Domicile           Owner    held      Status

Sancon Recycling Pty Ltd.                                          Australia          Sancon     100    Active
Guang Cheng Int'l Trading Ltd.                                     Hong Kong          Sancon     100    Active
Sancon Resources Recovery (Shanghai) Co., Ltd.                      Shanghai          Sancon     70     Active
Crossover Solutions Inc.                                     British Virgin Island    Sancon     100    Active

NOTE 2     BASIS OF PRESENTATION

Principles of Consolidation

The accompanying unaudited consolidated financial statements include all of the accounts of the Company and all of the subsidiaries under its control, which include Sancon Recycling Pty Ltd., Guang Cheng, Sancon SH (70%) and CS as of and for the year ended December 31, 2008. While the historical results for the year ended December 31, 2007 only include Sancon Recycling Pty Ltd., Guang Cheng and Sancon SH (70%). All material inter-company balances and transactions have been eliminated in consolidation.

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

Mr. Jack Chen is a CEO, Director and Shareholder of the Company, owned 23% shares in the Company also owned 100% of Sancon SH . The acquisition is resulted in recapitalization of the Company, using the carrying values of assets and liabilities at the time when Company converted its note receivable into 70% equity interest in Sancon Shanghai as both the entities were related to each other through a common shareholder.

A summarized financial position for the acquired company, Sancon SH, at the acquisition date, is provided below.

                  Sancon Resource Recovery (Shanghai) Co., Ltd.
                     Summary Statement of Financial Position
                               At August 15, 2007

                                                                        Amount

Cash                                                                  $ 253,549
Other Current Assets                                                     32,447
Property & Equipment                                                     68,957
Current Liabilities                                                     (73,268)
                                                                      ---------
Net Assets                                                              281,685
Net Assets Acquired (70%)                                             $ 197,180
                                                                      =========

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

                                                                Year ended
                                                             December 31, 2007
                                                                (Unaudited)
Revenue                                                      $        6,075,111

Operating loss                                               $         (257,041)
                                                             ------------------

Net loss                                                     $         (333,551)
                                                             ==================

Basic and fully diluted gain/(loss) per share                $            (0.02)
                                                             ==================

NOTE 4     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Use of Estimates

These financial statements are prepared in accordance with accounting principles accepted generally in the United States. These principles require management to use its best judgment in determining estimates and assumptions that: affect the reported amounts of assets and liabilities; disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for such items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the relevant accounting rules, typically in the period when new information becomes available to management. Actual results in the future could differ from the estimates made in the prior and current periods.

(b) Property, Plant & Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation.

For our subsidiary in Australia we use declining balance method of depreciation by multiplying annual rates as follows:


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

For our subsidiary in Shanghai we use straight line method over the following estimated useful lives:


            Plant and Machinery                                           10 yrs
            Motor Vehicles                                                5 yrs
            Office equipment                                              5 yrs

(c) Impairment of Long-lived assets

The Company periodically reviews its portfolio of assets for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." Such review necessitates estimates of current market values; re-lease rents, residual values and component values. The estimates are based on currently available market data and are subject to fluctuation from time to time. The Company initiates its review periodically, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in the forecasting of future operating results which are used in the `reparation of projected undiscounted cash flows and, should different conditions prevail, material write downs may occur. There was no impairment in Company's long lived assets as at December 31, 2008 and 2007.

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

Translation gains and losses resulting from fluctuations in exchange rates are recorded as a separate component of other comprehensive income within stockholders' equity as cumulative translation adjustments. Gains and losses resulting from foreign currency transactions are included in results of operations. Foreign currency translation adjustments for the years ended December 31, 2008 and 2007 amounted to $54,803 and $9,298.

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

The Company is organized into three business segments: material recycling, material trade and waste management service. Their revenue recognition is as follows:

(1) Material Recycling refers to the activities of collecting and processing of waste materials, then selling them to customers in China. The plant is located in Australia. The revenue is recognized when delivery of the material is occurred and invoice issued.
(2) Material Trade refers the activities of buying and selling of materials with operations located in Hong Kong. The revenue is recognized when delivery to customer is occurred and invoice is issued.
(3) Waste management Service refers the activities of providing waste management service with operations located in Shanghai China. The revenue is recognized when service is completed and invoice is issued.

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

The Company has U.S. federal net operating loss carry forwards that if unused could expire in varying amounts in the years through 2020. However, as a result of the acquisition, the amount of net operating loss carry forward available to be utilized in reduction of future taxable income was reduced pursuant to the change in control provisions of Section 382 of the Internal Revenue Code.

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

(h) Allowance for Doubtful Accounts

The Company presents accounts receivable at the net of allowances for doubtful accounts. The allowances are calculated based on detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting the Company's customer base. The Company reviews a customer's credit history before extending credit. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. No provision for doubtful accounts has been made in these financial statements, as the accounts are considered collectible in full. As at December 31, 2008 and 2007 allowance for bad debt amounted to $47,170 and $0 respectively

(i) Segment Information

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

(j) Comprehensive Income

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. As at December 31, 2008 and 2007 other comprehensive income amounted to $62,854 and $8,051 respectively.

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

As of December 31, 2008 and December 31, 2007, the Company did not issue or make provision through the issuance of stock options to employees and directors.

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

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements". This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company on January 1, 2009.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for the Company on January 1, 2009.

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

In May 2008, FASB issued SFASB No.162, "The Hierarchy of Generally Accepted Accounting Principles". The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial statements.

In May 2008, FASB issued SFASB No. 163, "Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60". The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The Company does not believe this pronouncement will impact its financial statements.

On December 30, 2008 FASB issued FIN 48-3, "Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises". This FSP defers the effective date of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, for certain non-public enterprises as defined in paragraph 289, as amended, of FASB Statement No. 109, Accounting for Income Taxes, including non-public not-for-profit organizations. However, non-public consolidated entities of public enterprises that apply U. S. GAAP are not eligible for the deferral. Nonpublic enterprises that have applied the recognition, measurement, and disclosure provisions of Interpretation 48 in a full set of annual financial statements issued prior to the issuance of this FSP also are not eligible for the deferral. This FSP shall be effective upon issuance. The Company does not believe this pronouncement will impact its financial statements.

On January 12, 2009 FASB issued FSP EITF 99-20-01, "Amendment to the Impairment Guidance of EITF Issue No. 99-20". This FSP amends the impairment guidance in EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets," to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. The FSP shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The Company does not believe this pronouncement will impact its financial statements.

(n) Marketable Securities

Company classifies investment in marketable securities as `Held to Maturity' in accordance with SFAS 115. Non temporary decline in the fair value of securities is charged to earnings while unrealized gains or losses are not recognized As at December 31, 2008 investment in securities amounted to $128,938 and gross unrecognized holding loss amounted to $14,192.

The marketable securities will be matured on August 19, 2010 and classified under non current assets in the accompanied financial statements.

Note 5.  Concentrations and Commitments

(a) Concentrations

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

(b) Commitments & Contingency

Office space:
The Company leases office space in Australia and China. The lease for Australia expires in October 2011 while leases for China expire on various dates between January 2009 to November 2018. Based upon existing leases, without renewals, the minimum lease payments up to expiry are as follows:


2009                                                                  $  611,638
2010                                                                     286,588
2011                                                                     245,654
2012                                                                     161,407
2013                                                                     162,544
Thereafter                                                               732,000
                                                                      ----------
Total                                                                 $2,199,831
                                                                      ==========

Equipment:
In year 2005, the company purchased a vehicle under capital lease from Toyota Financial Service. The annual interest rate is 7.99% with payment term of sixty
(60) months. The payment is to be made in 59 equal monthly installments of $269 each and the final installment of $4,566. The balance as of December 31, 2008 amounted to $8,349 with $2,652 as current liability.

In year 2006, the company purchased a vehicle by mortgage loan from CBFC Limited ABN. The annual interest rate is 8.32% with payment term of sixty (60) months. The payment is to be made in 59 equal monthly installments of $371 each and the final installment of $6,791. The balance as of December 31, 2008 amounted to $16,310 with $3,213 as current liability.

In September 2007, the company purchased a vehicle by mortgage loan from CBFC Limited ABN. The annual interest rate is 8.6% with payment term of forty-eight
(48) months. The payment is to be made in 47 equal monthly installments of $325 each and the final installment of $5,3395. The balance as of December 31, 2008 amounted to $13,251 with $2,870 as current liability.

The Company pays approximately $964 per month under these leases, the last of which expires in September 2011.

Total minimum lease payments under the above leases are as follows:

                                                                    Capital
                                                                    Leases
===============================================================================
2009                                                                   11,614
2010                                                                   14,258
2011                                                                   17,742
-------------------------------------------------------------------------------
                                                                $      43,614
Less: Amount representing interest                                     (5,704)
Present value of minimum lease payments                                37,910
Less: Current portion                                                  (8,735)
-------------------------------------------------------------------------------
                                                                $      29,175
----------------------------------------------------------------===============

Legal Proceeding:

The company involved in the following litigation.

Dragon Wings Communications Limited, a Hong Kong corporation and Wong Yee Tat, an individual are the first and second plaintiff. They filed a complaint on July 25, 2008 in the District Court of the Hong Kong special Administrative Region, Civil Action No. 3251, against the first defendant, Fintel Group Limited for breach of contract. The Company is the second defendant because plaintiff claimed Fintel Group Limited is a wholly owned subsidiary of the Company. Under the writ, the plaintiff claimed that pursuant to a written stock purchase agreement, the first defendant shall purchase the first plaintiff's common stock by common shares of Financial Telecom Limited (USA) inc. (replaced by shares of MKA Capital Inc. from June 2006) or pay to the plaintiff cash of $94,172 in lieu of the shares. Plus the interest and cost of litigation, the total amount claimed by plaintiff were $104,966. The court adjudged that the first defendant do pay the plaintiffs damages on September 08, 2008 and also adjudged that the second defendant do pay the plaintiffs damages on December 10, 2008. The Company did not receive writ of summons or judgment until February 2009. The Company denied all allegations in the complaint because Fintel Group Limited is no longer our subsidiary since November 27, 2006. The Company accrued $104,966 of potential liability under Commitment & Contingency in the accompanied financial statements based on the letter of claim received from the plaintiff.

Note 6. Depreciable Assets

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation and any impairment in value. The carrying values are reviewed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Impairment losses are recognized in the income statement.

Below is the table of Property, Plant and Equipment for the fiscal year ended 2008:

                                Plant and                   Office
       Total                    Machinery     Vehicles     Equipment     Total
       -----                    ---------     --------     ---------     -----
Cost                             749,355      383,759       24,589    1,157,703
Accumulated Depreciation        (143,029)     (83,582)      (4,048)    (230,659)
-------------------------------------------------------------------------------
Net Carrying Value               606,326      300,177       20,541      927,044
===============================================================================

Included in property and equipment is approximately $55,833 of assets, which are leased under non-cancelable leases and accounted for as capital leases, which expire through September 2011. The accumulated depreciation included in the property and equipment for these leases is approximately $21,960.

Below is the table of Property, Plant and Equipment for the fiscal year ended 2007:

                                Plant and                   Office
       Total                    Machinery     Vehicles     Equipment     Total
       -----                    ---------     --------     ---------     -----
Cost                             374,084      282,025        33,901     690,010
Accumulated Depreciation        (116,415)     (22,728)      (10,176)   (149,319)
-------------------------------------------------------------------------------
Net Carrying Value               257,669      259,297        23,725     540,691
===============================================================================

Included in property and equipment is approximately $67,821 of assets, which are leased under non-cancelable leases and accounted for as capital leases, which expire through September 2011. The accumulated depreciation included in the property and equipment for these leases is approximately $18,180.

Depreciation and amortization expense for the year ended December 31, 2008 and December 31, 2007 was $121,999 and $80,656, respectively.

Note 7.  Related Party Transactions

The shareholders' loans were due from Mr. Cheng Guangliang, currently the contracted Manager of GuangCheng, one of company's subsidiary..

The shareholders' loans were due to Mr. Jack Chen, currently CEO and Director of the Company, Mr. David Chen, former CEO and Shareholder of the Company and Mr. Jimmy Yu, Director of the Company.

Included in the amount due from related parties, there were loans due from Mr.Cheng Guangliang, of $108,690. The company made a loan to Mr. Cheng Guangliang for purpose of undertaking business activities of Guangcheng such as Material trading. Such loan is guaranteed by Mr. Chen Guangliang on a personal basis. The loan is unsecured, interest free and due on demand.

Included in the amount due to related parties, there were loans due to Mr. David Chen of $15,243 and loans due to Mr. Jimmy Yiu, director of the Company, amounting of $5,021 and loans due to Mr. Jack Chen of $392,027 (net) without interest, unsecured and due on demand.

The shareholder's loan of Mr. Jack Chen included amount due from him of $15,000 and amount due to him of $407,027. We combined these two amounts and result in loans due to Mr. Jack Chen of $392,027. The offsetting amounts due to and due from Mr. Jack Chen are appropriate and comply with FASB Interpretation No. 39.

During the year ended December 31, 2008, Guang Cheng (Company's subsidiary), made purchased amounted to $947,458 from Three Rivers HK Ltd, a company owned by the manager of Guang Cheng.

During the year ended December 31, 2008, Guang Cheng (Company's subsidiary), made sales amounted to $721,880 to Shenzhen Sanjiang Plastic Factory, a company owned by the father of the manager of Guang Cheng. As at December 31, 2008, accounts receivable from the Shenzhen Sanjiang Plastic Factory amounted to $2,557.

Guang Cheng International Trading Ltd sold $703,344 worth of goods to Shenzhen Sanjiang Plastic Factory, owned by the father of the sole director of Guang Cheng International Trading Ltd during the year ended December 31, 2007. No accounts receivable outstanding from Shenzhen Sanjiang Plastic Factory as at December 31, 2007.

Note 8. Segmental Information

During the years ended December 31, 2008 and 2007, the Company is organized into three business segments: (1) material recycling, (2) material trade, (3) waste service. The following table presents a summary of operating information and certain year-end balance sheet information for the years ended December 31, 2008 and 2007:

                                                     YEARS ENDED DECEMBER 31
                                                     2008              2007
                                                 ------------      ------------
Revenues from various areas:
                Material Recycling               $  2,408,359      $  1,467,867
                Material Trade                      2,138,066         2,212,590
                Waste Service                       8,161,471         1,101,652
                                                 ------------      ------------
                              Consolidated       $ 12,707,896      $  4,782,109
                                                 ============      ============

Net income (loss):
                Material Recycling               $     88,305      $    (82,971)
                Material Trade                          6,161           (64,666)
                Waste Service                       1,862,502           226,489
                Un-allocated                         (304,455)         (246,695)
                                                 ------------      ------------
                              Consolidated       $  1,652,513      $   (167,843)
                                                 ============      ============

Identifiable assets:
                Material Recycling               $    761,133      $    586,374
                Material Trade                        153,979            14,829
                Waste Service                       2,970,350           893,538
                Un-allocated                           11,513            93,195
                                                 ------------      ------------
                              Consolidated       $  3,896,975      $  1,587,936
                                                 ============      ============

Depreciation and amortization:
                Material Recycling               $     55,913      $     69,591
                Material Trade                             --                --
                Waste Service                          66,086            11,065
                Un-allocated                               --                --
                                                 ------------      ------------
                              Consolidated       $    121,999      $     80,656
                                                 ============      ============

Capital expenditures:
                Material Recycling               $    174,174      $     53,612
                Material Trade                             --                --
                Waste Service                         293,519           137,100
                Un-allocated                               --                --
                                                 ------------      ------------
                              Consolidated       $    467,693      $    190,712
                                                 ============      ============

Note 9. Stockholders' Equity

On April 15, 2007, the Company entered into a Share Purchase Agreement to issue and sells 1,000,000 shares of its common stock in an offshore transaction under Regulation S to Fengteng Investment Consulting Management (Shanghai) Co., Limited at US$0.35 per share for gross proceeds of US$350,000. The shares are subject to 144 restriction and proceeds will be used for working capital needs. The shares were part of shares to be issued as at December 31, 2007 and issued during the year ended December 31, 2008.

On October 15, 2007, the Company entered into a ten years service agreement with Lyons Capital LLC. In connection with this agreement, Lyons Capital LLC will receive 300,000 shares of Restricted, RULE 144 Stock, for services rendered or to be rendered in the future. The Company issued shares on March 10, 2008 and recorded at the fair market value of $156,000. This amount will be amortized over a period of ten years from January 01, 2008. As of December 31, 2008, the Company recorded $15,600 in consulting expense. The unamortized amount of $140,400 is included under deferred compensation as at December 31, 2008.

On May 15, 2008, the Company entered in a one year service agreement with CEOcast, Inc to provide investor relations services. In connection with this agreement, CEOcast will receive total 600,000 shares of Restricted, RULE 144 Stock. On August 1 and September 30, 2008, the Company issued 300,000 shares to CEOcast separately and recorded at the fair market value of $144,000. This amount will be amortized over a period of twelve months. As of December 31, 2008, the Company recorded $90,000 in consulting expense. The unamortized amount of $54,000 is included under deferred compensation as at December 31, 2008.

On August 1, 2008, the Company issued 50,000 shares to Mr. Xia Chen of Restricted, RULE 144 Stock for services rendered, recorded at the fair market value of $7,500.

On January 01, 2008, the Company entered in a four years employment agreement with Mr. Jack Chen, current CEO. In connection with this agreement, Mr. Jack Chen will receive corporate salary of $90,000 per year that paid in stock. On August 01, 2008, the Company issued 250,000 shares of Restricted, RULE 144 Stock to Mr. Jack Chen. The shares recorded at the fair market value of $37,500. As of the December 31, 2008, the Company recorded $90,000 in expense and $52,500 in accrued expenses.

Note 10. Income Taxes

The Company is registered in the State of Nevada and has operations in primarily five tax jurisdictions - the Australia, Hong Kong, China, British Virgin Island and the United States. For certain operations in the United States of America, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses from its US public shell as of December 31, 2008 and December 31, 2007. The Company has deferred tax asset from its Australian operations amounted to $22,107. No valuation allowance is recorded against the deferred tax asset as at December 31, 2008 under this entity.

The components of income before income taxes and after minority interest are as follows:

                                                         2008            2007
                                                     ----------      ----------
Income (loss) subject to Australia                      105,559         (81,603)
Income (loss) subject to Hong Kong                         (505)        (36,913)
Income (loss) subject to Shanghai                       (33,771)        270,096
Income (loss) subject to United States                 (304,455)       (178,748)
Income (loss) subject to British Virgin Island        1,896,273              --
-------------------------------------------------------------------------------
                                                      1,663,101         (27,168)


United States of America
As of December 31, 2008, the Company in the United States of America had approximately $4,733,000 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carry forwards in certain situations when changes occur in the stock ownership of a company. In the event the Company has a change in ownership, utilization of carry forwards could be restricted. The deferred tax assets for the United States entity at December 31, 2008 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the United States of America as of December 31, 2008 and 2007.

                                                     2008                2007

Net Operating Loss Carry forwards                  4,733,000          4,408,000
Total Deferred Tax Assets                          1,609,000          1,498,600
Less: Valuation Allowance                         (1,609,000)        (1,498,600)
Net Deferred Tax Assets                                   --                 --

Hong Kong
As of December 31, 2008, the Company's Hong Kong subsidiary had accumulated profit of $3,175. Pursuant to Hong Kong income tax laws, the Company has recorded income tax benefit of $4,801 for the year ended December 31, 2008.

Australia
As of December 31, 2008 the Company's Australian subsidiary had accumulated loss of $17,000. Pursuant to Australian income tax laws, the Company has made income tax provision of $17,254 for the year ended December 31, 2008.

The following table sets forth the significant components of the net deferred tax assets for operation in the Australia as of December 31, 2008 and 2007.

                                                          2008            2007

Net Operating Loss Carryforwards                        17,000          106,000
Total Deferred Tax Assets                               22,107           32,000
Less: Valuation Allowance                                   --          (32,000)
Net Deferred Tax Assets                                 22,107               --

China
As of December 31, 2008 the Company's China subsidiary had accumulated profit of $222,000. The Company has net loss of $85,000 during the year ended December 31, 2008. Pursuant to Chinese income tax laws, the Company has not made income tax provision for the year ended December 31, 2008.

British Virgin Island
As of December 31, 2008 the Company's British Virgin Island subsidiary had net profit of 1,897,000 for the year ended December 31, 2008. There is no income tax levied in British Virgin Island.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of
Operations:

                                                       2008            2007
                                                     ---------       ---------
Tax expense (credit) at statutory rate-federal             (34)%           (34)%
State tax expense (credit) net of federal tax               (6)%            (6)%
Valuation allowance                                         40%             40%
Foreign income tax:
British Virgin Island                                       --              --
Australia                                                   33%             33%
Hongkong                                                  16.5%           17.5%
Shanghai                                                    25%             33%
Change in valuation allowance                        (1,008.33)%         332.5%
                                                   -----------     -----------
Effective tax rate                                     (933.83)%           416%
                                                   ===========     ===========

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," ("FIN 48"), an interpretation of FASB Statement No. 109, "Accounting for Income Taxes," ("FASB 109"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earning in the year of adoption. As of December 31, 2008, the Company does not have any unrecognized tax benefits and no corresponding interest or penalties. The Company's policy is to record interest and penalties as income tax expense..

Not 11. Discontinued Operations

On March 31, 2008, the company sold 100% equity interest of Digital Financial Service Limited ("DFSL") to individual Mr. Zhu Jun for $7.8 plus the assumption of certain liabilities, due to its continuing losses, resulting in gain of $1,865 on disposal of the entity.

Following is the Gain/Loss Calculation for disposal of DFSL.

                           DFSL Gain/Loss calculation

                                                                        -------

Net assets of the Company as on January 1, 2008                         $(1,857)

Loss from discontinued operations through March 31, 2008                 (1,955)
                                                                        -------

Total book value (negative) of March 31, 2008                            (3,812)

Proceeds from disposal                                                      7.8

                                                                        -------
Gain on Disposal                                                        $ 3,820
                                                                        -------

                                                                        -------
Total Gain on Discontinued Operations                                   $ 1,865
                                                                        -------

                                                               DECEMBER 31, 2007
                                                               -----------------

CURRENT ASSETS OF ENTITY DISPOSED OFF COMPRISED OF FOLLOWING:
-------------------------------------------------------------

Cash and cash equivalents
                                                                         11,826
Due from related parties                                                    (65)
                                                                  -------------
TOTAL ASSETS                                                      $      11,761
                                                                  -------------
Current liability of entity disposed off comprised of following:
Tax payables                                                              5,529
Due to related parties                                                   19,230
Other payables                                                            4,006
                                                                  -------------
TOTAL LIABILITY                                                   $      28,765
                                                                  -------------



Note 12. Major Customers and Vendors

Pernod Ricard, Wei Er Sha and San Jiang, our three top customers, provided 63% of net revenue for the year ended December 31, 2008, respectively. Total accounts receivable due from these customers was approximately $46,619 as of December 31, 2008.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

Three Rivers HK Ltd, Tricept Trading Limited and BAF China Ltd are our major vendors. Total accounts payable due to these vendors was $17,999 as of December 31, 2008.

Note 13. Minority Interest

The Company owned 70% interest in Sancon Shanghai. As at December 31, 2008 and 2007 minority interest amounted to $127,829 and $153,220.

Note 14. Subsequent Event

On March 15, 2009, the Board of Directors of the Company decided to discontinue the operations of GuangCheng (100% owned subsidiary of the Company). The Company entered into a shares purchase agreement to sell GuangCheng. This transaction is expected to finish before the end of April, 2009.