Form 10-Q
period 2009-03-31
Sancon Resources Recovery, Inc.
filed 2009-05-15
CIK 1288195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission file number      000-50760

Sancon Resources Recovery, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	58-2670972
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

No 2 Yinqing Lu, Songjiang District,
Shanghai, China, 201615
 (Address of principal executive offices)

(+86) 21 67756099
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

Common Stock:  par value of $0.001; 22,614,996 shares issued and outstanding on March 31, 2009.

Transitional Small Business Disclosure Format (Check one):  Yes ☐   No ☒

Sancon Resources Recovery, Inc.
FORM 10-Q

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

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

SANCON RESOURCES RECOVERY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

Assets
	March 31, 2009	December 31, 2008
Current assets
Cash and cash equivalents	$2,220,580	$2,220,509
Trade receivables, net	1,090,719	289,240
Inventory	17,617	7,270
Deferred Tax Asset	21,877	22,107
Other receivables	195,772	64,929
Advances and prepayments	116,641	75,389
Current assets of entity disposed off	-	156,994
Total current assets	3,663,206	2,836,438

Property, plant & equipment, net	926,097	927,044
Construction in process	25,941	-
Security deposit	7,519	7,598
Marketable securities	129,000	128,938
Total Assets	$4,751,763	$3,900,018

Liabilities and Stockholders' Equity

Liabilities
Current liabilities
Trade payables	$978,119	$747,786
Capital lease - current	6,550	8,735
Accrued expenses and other payables	181,248	252,424
Tax payables	143,105	110,314
Due to related parties	482,664	415,304
Other payables	118,227	116,178
Current liability of entity disposed off	-	24,950
Total current liability	1,909,913	1,675,691

Long term liability
Capital lease	28,871	29,175
Total liability	1,938,784	1,704,866

Commitment & Contingency	-	-

SANCON RESOURCES RECOVERY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)(CONTINUED)

Stockholders' Equity
Share Capital
Authorized: 500,000,000 common shares, par value $0.001 per share
Issued and Outstanding: 22,614,996 shares as of March 31, 2009 and December 31, 2008 respectively	22,615	22,615
Additional paid-in capital	808,299	808,299
Deferred Compensation	(154,500)	(194,400)
Other comprehensive income	61,160	62,854
Accumulated profit (deficit)	1,940,672	1,367,955
Total stockholders' equity	2,678,246	2,067,323
Noncontrolling stockholders' interest	134,733	127,829
Total liabilities & stockholders' equity	$4,751,763	$3,900,018

The accompanying notes form an integral of these unaudited financial statements.

SANCON RESOURCES RECOVERY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	For the three months periods ended March 31,
	2009	2008

Net Sales	$2,594,495	$2,579,103
Cost of sales	1,281,932	1,035,271
Gross profit	1,312,563	1,543,832

Operating Expenses
Depreciation	44,299	37,621
Selling, General and Administrative	697,953	673,999
Total operating expenses	742,252	711,620
Operating income	570,311	832,212

Other Income (Expense)
Other income	26,674	150,372
Interest income	1,285	2,454
Total other income	27,959	152,826

Income from continued operations before income taxes and
Discontinued Operation	598,270	985,038

Discontinued Operation
Loss from Discontinuing Operation	(50)	(36,208)
Gain/(Loss) on Disposal of Subsidiary	(1,834)	-
Gain(loss)on Discontinued Operations	(1,884)	(36,208)

Income before income taxes	596,386	948,830

Income taxes	16,765	93,024

Net income	579,621	855,806

Less: Net income attributed to noncontrolling interest	(6,904)	(83,251)
Net income attributable to Company	572,717	772,555

Other comprehensive item:
Foreign currency translation gain	(1,694)	22,323

Net comprehensive income	$571,023	$794,878

Earnings per share:
Basic & diluted earnings/(loss) per share continued operations	$0.03	$0.05
Basic earnings/(loss) per share discontinued operations	(0.00)	(0.00)
Basic & diluted earnings/(loss) per share	0.03	0.04
Basic & diluted weighted average shares outstanding	22,614,996	20,718,329

The accompanying notes is an integral of these unaudited financial statements.

SANCON RESOURCES RECOVERY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months periods ended March 31,
	2009	2008

Cash Flows from Operating Activities
Net Income	$572,717	$772,555
Adjustments to reconcile net income to net cash flows
provided by operating activities:
Depreciation and amortization	44,299	37,621
Shares issued in lieu of compensation & service	39,900	11,250
Noncontrolling stockholders' interest	6,904	83,251
Changes in current assets and liabilities:
Decrease (increase) in trade receivables	(801,479)	(94,884)
Decrease (increase) in inventory	(10,347)	(15,159)
Decrease (increase) in advance to suppliers	(53,881)	(286)
Decrease (increase) in other current assets	25,317	(313,938)
Increase (decrease) in tax payable	32,791	66,568
Increase (decrease) in trade payable	230,333	(20,768)
Increase (decrease) in other current liabilities	2,860	293,320
Net cash provided by continued operations	89,414	819,530
Net cash used in discontinued operations	-	(39,129)
Net cash flows provided by operating activities	89,414	780,401

Cash Flows from Investing Activities
Purchase of property and equipment	(68,368)	(112,663)
Net cash provided by discontinued operations	(1,884)	11,894
Net cash flows used in Investing activities	(70,252)	(100,769)

Cash Flows from Financing Activities
Shareholders’ loan	(4,627)	8,049
Proceeds from (payment of) mortgage loan	(2,489)	146
Net cash flows provided by (used in) financing activities	(7,116)	8,195

Effect of exchange rate changes on cash	(11,975)	22,323

Net Increase in Cash & Cash Equivalent	71	710,150

Cash & Cash Equivalent at start of period	2,220,509	238,576
Cash & Cash Equivalent at end of period	$2,220,580	$948,726

Supplemental information for Cash Expenses
Cash paid for Interest Expenses	$749	$1,391
Cash paid for Income Taxes	$7,671	$-

The accompanying notes is an integral of these unaudited financial statements.

Sancon Resources Recovery, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the period ended March 31, 2009
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

On August 15, 2007, the Company completed the acquisition of 70% of the equity interest in Sancon Resources Recovery (Shanghai) Co., Ltd by exercising its option to convert $200,000 of convertible promissory note

On November 17, 2006 , the company completed the acquisition of  100% equity interest in Crossover Solutions Inc (“Crossover” or “CS”) from Fintel Group by paying $1 for the transfer of one share of Crossover Solutions Inc. being the total number of outstanding share of Crossover.

Since its acquisition, Crossover solution Inc has begin the operation of providing services for management and granulation of waste materials for its clients located in China.

On March 31, 2008, the company sold 100% equity interest of Digital Financial Service Limited (“DFSL”) for $7.8 plus the assumption of certain liabilities, resulting in gain of $1,865 on disposal of the entity.

On March 31, 2009, the company sold 100% equity interest of Guang Cheng Int'l Trading Ltd. (“Guang Cheng”) for $1,290 plus the assumption of certain liabilities, resulted in loss of $1,884 on disposal of the entity.

As of March 31, 2009, the Sancon group comprises of the following companies:

Registered Name (business is conducted under the registered names)	Domicile	Owner	% held	Status
Sancon Recycling Pty Ltd.	Australia	Sancon	100	Active
Sancon Resources Recovery (Shanghai) Co., Ltd. ("Sancon SH" hereinafter)	Shanghai	Sancon	70	Active
Crossover Solutions Inc. ("CS" hereinafter)	British Virgin Island	Sancon	100	Active

Note 2.  Basis of Presentation

(a)	Interim Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America.  However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of Sancon management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for periods are not necessarily indicative of results for the entire year. These financial statements and accompanying notes should be read in conjunction with our annual financial statements and the notes thereto for the year ended December 31, 2008, included in our Annual Report on Form 10K, filed with the Securities and Exchange Commission.

(b)	Principles of Consolidation

The accompanying unaudited consolidated financial statements include all of the accounts of the Company and all of the subsidiaries under its control, which include Sancon Recycling Pty Ltd., Sancon SH (70%) and CS as of and for the period ended March 31,2009.  While the historical results for the three months period ended March 31, 2008 include the Company, Sancon Recycling Pty Ltd., Guang Cheng, Sancon SH (70%) and CS.  All material inter-company balances and transactions have been eliminated in consolidation.

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

Due to the disposal of subsidiary Guang Cheng Int'l Trading Ltd., the Company now is organized into two business segments while it was three in the last year: material recycling and waste management service. Their revenue recognition is as follows:

(1) Material Recycling refers to the activities of collecting and processing of waste materials, then selling them to customers in China. The plant is located in Australia. The revenue is recognized when delivery of the material is occurred and invoice issued.
(2) Waste management Service refers the activities of providing waste management service with operations located in Shanghai China. The revenue is recognized when service is completed and invoice is issued.

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

Non-controlling Stockholders’ Interest

The Company owned 70% interest in Sancon Shanghai. As at March 31, 2009 and December 31, 2008 minority interest amounted to $134,733 and $127,829 respectively.

Certain amounts presented for prior periods that were previously designated as minority interests have been reclassified to conform to the current year presentation. Effective January 1, 2009, the Company adopted SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which established new standards governing the accounting for and reporting of non-controlling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability (as was previously the case); that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also required changes to certain presentation and disclosure requirements. The provisions of the standard were applied to all NCIs prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented. As a result, upon adoption, the Company retroactively reclassified the “Non-controlling stockholders’ interest” balance previously included in the “Other liabilities” section of the consolidated balance sheet to a new component of equity with respect to NCIs in consolidated subsidiaries. The adoption also impacted certain captions previously used on the consolidated statement of income, largely identifying net loss including NCI and net loss attributable to Octavian.

     Reclassifications

Certain reclassifications have been made in prior period's financial statements to conform to classifications used in the current period.

Recent pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company on January 1, 2009.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the businesc combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No.141(R) is effective for the Company on January 1, 2009.

On December 30, 2008 FASB issued FIN 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises”. This FSP defers the effective date of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, for certain non-public enterprises as defined in paragraph 289, as amended, of FASB Statement No. 109, Accounting for Income Taxes, including non-public not-for-profit organizations. However, non-public consolidated entities of public enterprises that apply U. S. GAAP are not eligible for the deferral. Nonpublic enterprises that have applied the recognition, measurement, and disclosure provisions of Interpretation 48 in a full set of annual financial statements issued prior to the issuance of this FSP also are not eligible for the deferral. This FSP shall be effective upon issuance. The Company does not believe this pronouncement will impact its financial statements.

On January 12, 2009 FASB issued FSP EITF 99-20-01, “Amendment to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. The FSP shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The Company does not believe this pronouncement will impact its financial statements.

Marketable securities

Company classifies investment in marketable securities as `Held to Maturity' in accordance with SFAS 115. Non temporary decline in the fair value of securities is charged to earnings while unrealized gains or losses are not recognized as at March 31, 2009 investment in securities amounted to $129,000 and gross unrecognized holding loss amounted to $11,713.

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

(b). Commitments

Office space:
The Company leases office space in Australia and China. The lease for Australia expires in October 2011 while leases for China expire on various dates between January 2009 to November 2018. Based upon existing leases, without renewals, the minimum lease payments up to expiry are as follows:

2009	$458,729
2010	286,588
2011	245,654
2012	161,407
2013	162,544
Thereafter	732,000
Total	$2,046,922

Equipment:
In year 2005, the company purchased a vehicle under capital lease from Toyota Financial Service. The annual interest rate is 7.99% with payment term of sixty (60) months. The payment is to be made in 59 equal monthly installments of $266 each and the final installment of $4,518. The balance as of March 31, 2009 amounted to $7,626 with $1,988 as current liability.

In year 2006, the company purchased a vehicle by mortgage loan from CBFC Limited ABN.  The annual interest rate is 8.32% with payment term of sixty (60) months. The payment is to be made in 59 equal monthly installments of $367 each and the final installment of $6,720. The balance as of March 31, 2009 amounted to $15,370 with $2,409 as current liability.

In September 2007, the company purchased a vehicle by mortgage loan from CBFC Limited ABN.  The annual interest rate is 8.6% with payment term of sixty (48) months. The payment is to be made in 47 equal monthly installments of $321 each and the final installment of $5,284. The balance as of March 31, 2009 amounted to $12,425 with $2,153 as current liability.

The Company pays approximately $954 per month under these leases, the last of which expires in September 2011.

Total minimum lease payments under the above leases are as follows:

Capital
Leases
2010	22,740
2011	17,557
$40,297
Less: Amount representing interest	(4,876)
Present value of minimum lease payments	35,421
Less: Current portion	(6,550)
$28,871

Legal Proceeding:

The company involved in the following litigation.

Dragon Wings Communications Limited, a Hong Kong corporation and Wong Yee Tat, an individual are the first and second plaintiff. They filed a complaint on July 25, 2008 in the District Court of the Hong Kong special Administrative Region, Civil Action No. 3251, against the first defendant, Fintel Group Limited for breach of contract. The Company is the second defendant because plaintiff claimed Fintel Group Limited is a wholly owned subsidiary of the Company. Under the writ, the plaintiff claimed that pursuant to a written stock purchase agreement, the first defendant shall purchase the first plaintiff’s common stock by common shares of Financial Telecom Limited (USA) inc. (replaced by shares of MKA Capital Inc. from June 2006) or pay to the plaintiff cash of $94,172 in lieu of the shares.  Plus the interest and cost of litigation, the total amount claimed by plaintiff were $104,966. The court adjudged that the first defendant do pay the plaintiffs damages on September 08, 2008 and also adjudged that the second defendant do pay the plaintiffs damages on December 10, 2008.  The Company denied all allegations in the complaint because Fintel Group Limited is no longer our subsidiary since November 27, 2006.  The Company accrued $104,966 of potential liability in the accompanied financial statements based on the letter of claim received from the plaintiff.

Note 5. Discontinued operation

On March 31, 2009, the company sold 100% equity interest of Guang Cheng Int'l Trading Ltd. (“Guang Cheng”) for $1,290 plus the assumption of certain liabilities, resulting in loss of $1,884 on disposal of the entity.

Following is the Gain/Loss Calculation for disposal of Guang Cheng Int'l Trading Ltd.

Guang Cheng Gain/Loss calculation

Net assets of the Company as on January 1, 2009	$3,174

Loss from discontinued operations through March 31, 2009	(50)

Total book value as of March 31, 2009	3,124

Proceeds from disposal	1,290

Gain (loss) on Disposal	$(1,834)

Total Gain (loss) on Discontinued Operations	$(1,884)

Note 6. Property, plant & equipment

Property, plant, & equipment are stated at cost, less accumulated depreciation and any impairment in value. The carrying values are reviewed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.  Impairment losses are recognized in the income statement.

Below is the table of Property, Plant and Equipment as at March 31, 2009:

Total	Plant and Machinery	Vehicles	Office Equipment	Total
Cost	743,337	427,976	28,817	1,200,130
Accumulated Depreciation	(168,167)	(100,533)	(5,333)	(274,033)
Net Carrying Value	575,170	327,443	23,484	926,097

Included in property and equipment is approximately $55,251 of assets, which are leased under non-cancelable leases and accounted for as capital leases, which expire through September 2011. The accumulated depreciation included in the property and equipment for these leases is approximately $24,038

Below is the table of Property, Plant and Equipment for the fiscal year ended 2008:

Total	Plant and Machinery	Vehicles	Office Equipment	Total
Cost	749,355	383,759	24,589	1,157,703
Accumulated Depreciation	(143,029)	(83,582)	(4,048)	(230,659)
Net Carrying Value	606,326	300,177	20,541	927,044

Included in property and equipment is approximately $55,833 of assets, which are leased under non-cancelable leases and accounted for as capital leases, which expire through September 2011. The accumulated depreciation included in the property and equipment for these leases is approximately $21,960.

Depreciation and amortization expense for the three months period ended March 31, 2009 and 2008 was $44,299 and $37,621, respectively.

Note 7.  Due to related parties

The amount due to related parties comprised of loan from Mr.Jack Chen, CEO, Mr. David Chen, former CEO and major shareholder, and Jimmy Yiu, independent director of the Company.

Included in the amount due to related parties, there were loans due to Mr. David Chen of $17,484 and loans due to Mr. Jimmy Yiu, independent director of the Company, amounting of $5,021 and loans due to Mr. Jack Chen of $460,159 (net) without interest, unsecured and due on demand.

The shareholder's loan of Mr. Jack Chen included amount due from him of $15,000 and amount due to him of $475,159. We combined these two amounts and result in loans due to Mr. Jack Chen of $460,159. The offsetting amounts due to and due from Mr. Jack Chen are appropriate and comply with FASB Interpretation No. 39.

Note 8.  Stockholders equity

On October 15, 2007, the Company entered into a ten years service agreement with Lyons Capital LLC. In connection with this agreement, Lyons Capital LLC will receive 300,000 shares of Restricted, RULE 144 Stock, for services rendered or to be rendered in the future. The Company issued shares on March 10, 2008 and recorded at the fair market value of $156,000. This amount will be amortized over a period of ten years from January 01, 2008. For the three month period ended March 31, 2009, the Company recorded $3,900 in consulting expense. The unamortized amount of $136,500 is included under deferred compensation as at December 31, 2008.

On May 15, 2008, the Company entered in a one year service agreement with CEOcast, Inc to provide investor relations services. In connection with this agreement, CEOcast will receive total 600,000 shares of Restricted, RULE 144 Stock. On August 1 and September 30, 2008, the Company issued 300,000 shares to CEOcast separately and recorded at the fair market value of $144,000. This amount will be amortized over a period of twelve months. As of December 31, 2008, the Company recorded $90,000 in consulting expense. The unamortized amount of $54,000 is included under deferred compensation as at December 31, 2008. As of March 31, 2009, the Company recorded $36,000 in consulting expense. The unamortized amount of $18,000 is included under deferred compensation as at as of March 31, 2009.

On January 01, 2008, the Company entered in a four years employment agreement with Mr. Jack Chen, current CEO. In connection with this agreement, Mr. Jack Chen will receive corporate salary of $90,000 per year that paid in stock. On August 01, 2008, the Company issued 250,000 shares of Restricted, RULE 144 Stock to Mr. Jack Chen. The shares recorded at the fair market value of $37,500. As of the March 31, 2009, the Company recorded $75,000 in accrued expenses. No shares have been issued during the quarter ended March 31, 2009.

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

During the three months periods ended March 31, 2009, the Company is organized into two business segments: (1) material recycling, (2) waste service. During the three months periods ended March 31, 2008, the Company is organized into three business segments: (1) material recycling, (2) material trade, (3) waste service. The following table presents a summary of operating information and certain quarter-end balance sheet information for the three month period ended March 31, 2009 and 2008:

	For the three months periods ended March 31,
	2009	2008

Revenues from various areas:
Material Recycling	$382,382	$600,667
Material Trade	-	369,893
Waste Service	2,212,113	1,978,436
Consolidated	$2,594,495	$2,948,996

Net income (loss):
Material Recycling	$21,220	$49,837
Material Trade	-	(38,073)
Waste Service	615,781	707,948
Un-allocted	(64,284)	52,843
Consolidated	$572,717	$772,555

		December 31, 2008
Identifiable assets:
Material Recycling	$795,846	$761,133
Material Trade	-	157,022
Waste Service	3,943,116	2,970,350
Un-allocted	12,801	11,513
Consolidated	$4,751,763	$3,900,018

Depreciation and amortization:
Material Recycling	$22,520	$22,025
Material Trade	-	-
Waste Service	21,779	15,596
Un-allocted	-	-
Consolidated	$44,299	$37,621

Capital expenditures:
Material Recycling		$19,577
Material Trade	-	-
Waste Service	$68,368	93,086
Un-allocted	-	-
Consolidated	$68,368	$112,663

Note 10. Major Customers and Vendors

Pernod Ricard, Hangmai and Hui er hua, our three top customers, provided 74% of net revenue for the the three months period ended March 31, 2009 respectively. Total accounts receivable due from these customers was approximately $813,539 as of March 31, 2009.

Normally, the payment terms of our accounts receivable is about one month and will not be more than two months.

Shuizhou Jiangnan, Dalian Wanlian and Aperio Group are our major vendors.  Total accounts payable due to these vendors was $799,920 as of March 31, 2009.

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

•
Results of operations. This section provides an analysis of our results of operations for the three months period ended March 31, 2009 compared to the same period in 2008. A brief description is provided of transactions and events, including any related party transactions that affect the comparability of the results being analyzed.

•	Liquidity and capital resources. This section provides an analysis of our financial condition and cash flows for the three months period ended March 31, 2009 and 2008.
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

Overview of the Company and its Operations

Sancon Resources Recovery, Inc. is an environmental service and waste management company that operates recycling facilities in China and Australia. Sancon specializes in the collection and recovery of industrial and commercial solid wastes such as plastic, paper, cardboard, and glass. The recycled materials are re-used by Sancon's manufacturing customers in China to make a wide variety of new products including outdoor furniture, construction materials, building materials, road surface, and various new products. Sancon's China operation is licensed by the Chinese government for waste management services, and is certified with ISO 9001 and ISO14001 standards. Sancon currently ships more than 25,000 tons of recycled industrial and commercial waste material annually to its customers in China. Sancon's main operations and services include industrial waste management consulting, collection and reprocess of recyclable materials such as plastic, glass, cardboard, and paper before its re-entry into manufacture cycles as raw materials.  Sancon also provides its full waste management services to large consumer products maker such as Pernod Ricard. The use of recycled material is both environmentally friendly and is a key part of today's competitive manufacturing process to lower costs.  As China gains global manufacturing dominance and current economic crisis, Chinese manufacturers are increasingly turning to recycled materials to lower its costs, resulting tremendous demand for recycled materials import. The major customers for Sancon are Chinese manufacturers and recycled material traders which are located mainly in the Chinese provinces of Guangdong, Zhejiang and Fujian.

The Trend in Chinese Market

According to China National Resources Recycling Association, recyclable solid waste import to China has experienced a dramatic increase in the last 2 decades. During early 1990’s, China imported 1-2 million tons of recyclable wastes per year. By 1999, China imported 10 million tons of recyclable solid wastes per year. In 2006，China imported 37 million tons of recyclable wastes. China’s total domestic recycled volume is estimated to have reached over 50 million tons in 2007, with an estimated total worth of US$6 billion.

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

But the management has identified several key points which will give Sancon the competitive edge in the market place:

1)	Sancon offers large selection of plastic and glass raw materials to our customers.
2)	With the expansion of our operations in Melbourne Australia, Sancon will be able to serve greater number of customers and sell direct to our customs in both Australia and China.
3)	Sancon has 6 strategically positioned recycling plants and about 40 depots in China and it will enable Sancon to meet the demand for nationwide environmental services.
4)
Industry know-how and management team’s ability to ensure all operating and environmental standards are achieved. Our team's experience in logistic management and waste management operations are key factors enabling the delivery of a high standard of service to Sancon's clients.

Employees

As of March 31, 2009, the Company employed 15 people in Australia subsidiaries. Our joint venture in China employed 20 people full time, and all other personnel of the China joint venture are employed as sub contractors.  To make our work more efficient, we outsourced a few other functions, such as logistics, bookkeeping and administration, to certain professional firms to enable our resource being focused on sales and processing functions.

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

Results of Operations - Comparison between the three months ended March 31, 2009 and same periods of 2008.

Sales

Sales are generated by service charges and the sale of recyclable materials. The sales for the three months period ended March 31, 2009 were $2,594,495, representing $15,392 or 1% increase compared to the sales of $2,579,103 in same period of 2008. The sales of Sancon SH increased from $1,547,936 for the three months period ended March 31, 2008 to $1,609,428 for the three months period ended March 31, 2009, an increase of $61,492 or 4%. CS contributed $602,685 sales during the three months period ended March 31, 2009 while it was $430,500 for the three months period ended March 31, 2008, representing $172,185 or 40% increase.  However, the sales of Sancon AU decreased $218,285 or 36% from $600,667 for the three months period ended March 31, 2008 to $382,382 for the three months period ended March 31, 2009. The decrese of sales in Sancon AU was mainly due to the falling of Australia dollars and reduce of economic activities which caused by current economic crisis.

Cost of Sales

The cost of sales is the direct cost for sale of the recycling materials. For the three months period ended March 31, 2009, the cost of sales was $1,281,932. It was $246,661 or 24% increase as compared to the cost of sales of $1,035,271 for the three months period ended March 31, 2008.  Among which, the cost of sales in Sancon SH increased $318,903 or 39% from $819,839 for the three months period ended March 31, 2008 to $1,138,742 for the three months period ended March 31, 2009.  The increase mainly contained $197,255 of shipping expenses, $46,691 of workshop rental fee and $29,295 of labor service fee for sub contractors. All these costs were related to our chinese market expandant.  Cost of revenue in Sancon AU for the three months period ended March 31, 2008 and 2009 was $204,182 and $143,190 respectively, a decrease of $60,992 or 30%.  The decrease of cost of sales in Sancon AU was in line with the sales.

For the three months period ended March 31, 2008 and 2009, cost of sales was 40% and 49% of sales respectively.

Gross profit

The gross profit for the three months preiod ended March 31, 2009 was $1,312,563, representing $231,269 or 15% decrease compared to $1,543,832 for the three months preiod ended March 31, 2008.  The gross margin reduced from 60% for the three months preiod ended March 31, 2008 to 51% for the three months preiod ended March 31, 2009. The decrease of the gross profit is mainly due to its reduce in Sancon SH of $257,411 or  35% and in Sancon AU of $157,293 or 40% although the gross profit in CS increased $172,185 or 40%.

Selling, general and administrative expenses

Selling, general and administrative expenses increased to $697,953 for the three months preiod ended March 31, 2009, from $673,999 for the three months preiod ended March 31, 2008, an increase of $23,954 or 4%.  The SG&A expenses of Sancon SH was $343,397 for the three months preiod ended March 31, 2008, this number increased to $418,759 for the three months preiod ended March 31, 2009.  It increased $75,362 or 22%. The increase was mainly contained $33,740 of entertainment fee and $38,438 of legal and professional fee which is for developing new market and customer.  The SG&A expenses of Sancon AU decreased $105,769 or 33% from $319,169 for the three months preiod ended March 31, 2008 to $213,400 for the three months preiod ended March 31, 2009. The decrease was mainly due to the falling of Australia dollars. The SG&A expenses also included investor relationship expenses which increased $50,967 or 446% from $11,433 for the three months period ended March 31, 2008 to $62,400 for the three months period ended March 31, 2009.

The SG&A expenses was 27% of the sales for the three months preiod ended March 31, 2009 while it was 26% for the three months preiod ended March 31, 2008.

Depreciation Expense

Depreciation expense increased to $44,299 for the three months preiod ended March 31, 2009 from $37,621 for the three months preiod ended March 31, 2008.  It increased $6,678 or 18%. The increases were mainly due to the purchase of plant and machinery in Sancon SH. The depreciation expense of Sancon SH increased $6,183 or 40% from $15,596 for the three months preiod ended March 31, 2008 to $21,779 for the three months preiod ended March 31, 2009. For the three months preiod ended March 31, 2008, depreciation expense was 1% of the sales while it was 2% for the same period in 2009.

Other Income (Expense)

For the three months preiod ended March 31, 2009, the Company booked other income of $27,959 compared to $152,826 for the three months preiod ended March 31, 2008.  The decrease in other income is $124,867 or 82%.

For the three months preiod ended March 31, 2009, other income was 1% of the sales whie it was 6% for the three months preiod ended March 31, 2008.

Noncontrolling interest

On August 15, 2007, the Company completed the acquisition of 70% of the equity interest in Sancon Resources Recovery (Shanghai) Co., Ltd by exercising its option to convert $200,000 of convertible promissory note.  Noncontrolling interest was minus $83,251 for the three months preiod ended March 31, 2008 while it was minus $6,904 for the year ended 2008. For the three months preiod ended March 31, 2008 and 2009, noncontrolling interest was 3% and 0.3% of the sales respectively.

Discontinued Operation

On March 31, 2009, the company sold 100% equity interest of Guang Cheng Int'l Trading Ltd. (“Guang Cheng”) for $1,290 plus the assumption of certain liabilities.

Loss on discontinued operation was $1,884 for the three months preiod ended March 31, 2009. During the same period in 2008, Loss on discontinued operation was $36,208.

Income Tax

The income tax decreased to $16,765 for the three months preiod ended March 31, 2009 from $93,024 for the three months preiod ended March 31, 2008, a decrease of $76,259 or 82%.  That is because the profit of Sancon SH decreased dramaticly.  For the three months preiod ended March 31, 2008 and 2009, income tax was 4% and 0.6% of the sales respectively.

Net loss/income

Net income for the three months preiod ended March 31, 2009 was $572,717, compared to $772,555 for the three months preiod ended March 31, 2008, a decrease of $199,838 or 26%. The decrease is mainly due to the significant reduce of net income in Sancon SH of $254,491 or 92% and in Sancon AU of $28,617 or 57% although net income of CS increased $169,228 or 39%. Net profit margin for the three months preiod ended March 31, 2009 was 22% while it was 30% for the same period in 2008.

Liquidity and Capital Resources

As shown in the accompanying financial statements, the Company has accumulated profit of $1,940,672 as of March 31, 2009 compared to $1,367,955 as of March 31, 2008. In addition, we have positive working capital $1,753,293 as of March 31, 2009 and it was $1,160,747 as of December 31, 2008.  It increased $592,546. That is mainly due to the increase of trade receivables. It increased to $1,090,719 from $289,240.

Operating Activities

The net cash provided by operating activities for the three months preiod ended March 31, 2009 amounted to $89,414 compared to $780,401 for the three months preiod ended March 31, 2008, and decrease $690,987 or 89%. The decrease mainly included net income of $199,838, trade receivables of $706,595, other current liabilities of $290,460 and noncontrolling interest of $76,347. These decreases were offset by other current assets of $339,255 and trade payable of $251,101. The payment terms of our accounts receivable is about one month and will not be more than two months.

Investing Activities

Net cash used in investing activities amounted to $70,252 for the three months preiod ended March 31, 2009 compared to $100,769 for the three months preiod ended March 31, 2008, a decrease of $30,517 or 30%. It’s mainly due to the decrease on purchase of property and equipment.  For the three months preiod ended March 31, 2008, the cash used in purchase of property and equipment was $112,663, however, this number decreased to $68,368 for the same period in 2009.

Financing Activities

Net cash used in financing activities amounted to $7,116 for the three months preiod ended March 31, 2009. For the three months preiod ended March 31, 2008, net cash provided by financing activities was $8,195, a decrease of $15,311 or 187%. The decrease mainly included shareholder’s loan of $12,676.

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

As of March 31, 2009 and 2008, the Company did not issue or make provision through the issuance of stock options to employees and directors.

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

Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over the three months period ended March 31, 2009,  based on criteria established under the COSO framework, an integrated framework for evaluation of internal controls issued to identify the risks and control objectives related to the evaluation of the control environment by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation described above, management has concluded that our internal control over financial reporting was not effective as of March 31, 2009.  We have limited resources and we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow we will hire skilled professionals that will enable us to implement adequate segregation of duties within the internal control framework.

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

During the three months ended March 31, 2009, there were no changes in our internal accounting controls or in other factors that materially affected our internal controls over financial reporting.

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

Date:  May 15, 2009
                                 By:  /s/ Jack Chen
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

                                            Sancon Resources Recovery, Inc.

Date:  May 15, 2009
                                 By:  /s/ David Chen
                                                                      David Chen
                                                       Chairman

Date:  May 15, 2009
By:  /s/ Jimmy Yiu
Jimmy Yiu
                                                          Independent Director

Date:   May 15, 2009
By:  /s/ Cong Yuanli
Cong Yuanli
Independent Director

Date:   May 15, 2009
                                 By:  /s/ Jack Chen
                                                                      Jack Chen
                                  Director