Form 10-Q
period 2009-06-30
Sancon Resources Recovery, Inc.
filed 2009-08-14
CIK 1288195

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2009

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]                        Accelerated filer [_]
Non-accelerated filer   [_]                        Smaller reporting company [X]
(Do not check if a smaller reporting company)



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

Common Stock: par value of $0.001; 22,964,996 shares issued and outstanding on June 30, 2009.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]     No [X]

                        Sancon Resources Recovery, Inc.
                                    FORM 10-Q


                                      INDEX

                                                                            PAGE

          Important Notice....................................................3

PART I.   FINANCIAL INFORMATION...............................................4

Item 1.   Financial Statements  (Unaudited)...................................4

Item 2.   Management's Discussion and Analysis or Plan of Operation...........15

Item 3.   Controls and Procedures.............................................23

PART II.  OTHER INFORMATION...................................................24

Item 1.   Legal Proceedings...................................................24

Item 2.   Changes in Securities and Use of Proceeds...........................24

Item 3.   Default Upon Senior Securities......................................24

Item 4.   Submission of Matters to a Vote of Security Holders.................24

Item 5.   Other Information...................................................24

Item 6.   Exhibits............................................................25

          Signatures..........................................................26

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

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                                      SANCON RESOURCES RECOVERY, INC.
                                        CONSOLIDATED BALANCE SHEETS
                                                (UNAUDITED)


                                                  ASSETS
                                                                             JUNE 30, 2009  DECEMBER 31, 2008
                                                                              ----------        ----------
     Current assets
        Cash and cash equivalents                                             $2,799,998        $2,220,509
        Trade receivables, net                                                   880,858           289,240
        Inventory                                                                  3,860             7,270
        Deferred Tax Asset                                                        25,759            22,107
        Other receivables                                                        238,901            64,929
        Advances and prepayments                                                 132,393            75,389
        Current assets of entity disposed off                                       --             156,994
                                                                              ----------        ----------
           TOTAL CURRENT ASSETS                                                4,081,769         2,836,438

     Property, plant & equipment, net                                          1,000,098           927,044
      Other receivable                                                            12,724              --
     Security deposit                                                              8,853             7,598
     Marketable securities                                                       129,000           128,938
     Investment                                                                   43,950              --
                                                                              ----------        ----------
        TOTAL ASSETS                                                          $5,276,394        $3,900,018
                                                                              ==========        ==========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Current liabilities
        Trade payables                                                        $  944,316        $  747,786
        Capital lease - current                                                    5,194             8,735
        Accrued expenses and other payables                                      178,762           252,424
        Tax payables                                                             166,763           110,314
        Due to related parties                                                   368,675           415,304
        Other payables                                                           113,886           116,178
        Current liability of entity disposed off                                    --              24,950
                                                                              ----------        ----------
           TOTAL CURRENT LIABILITY                                             1,777,596         1,675,691

     Long term liability
        Capital lease                                                             33,995            29,175
                                                                              ----------        ----------
        TOTAL LIABILITY                                                        1,811,591         1,704,866
                                                                              ----------        ----------


     Commitment & Contingency                                                       --                --





                                                  SANCON RESOURCES RECOVERY, INC.
                                                    CONSOLIDATED BALANCE SHEETS
                                                       (UNAUDITED)(CONTINUED)

STOCKHOLDERS' EQUITY
     Share Capital
        Authorized: 500,000,000 common shares, par value $0.001 per share
        Issued and Outstanding: 22,964,996 shares as of June 30, 2009 and          22,965              22,615
        22,614,996 December 31, 2008 respectively
     Additional paid-in capital                                                   860,449             808,299
     Noncontrolling stockholders' interest                                        142,678             127,829
     Deferred Compensation                                                       (132,600)           (194,400)
     Other comprehensive income                                                    95,914              62,854
     Retained Earnings                                                          2,475,397           1,367,955
                                                                              -----------         -----------
        TOTAL STOCKHOLDERS' EQUITY                                              3,464,803           2,195,152
                                                                              -----------         -----------
        TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                              $ 5,276,394         $ 3,900,018
                                                                              ===========         ===========

                          The accompanying notes form an integral of these unaudited financial statements.





                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                            (UNAUDITED)


                                                             FOR THE THREE MONTHS PERIODS          FOR THE SIX MONTHS PERIODS
                                                                    ENDED JUNE 30                           ENDED JUNE 30,
                                                               2009               2008                2009                 2008
                                                          --------------     --------------      --------------      --------------

Net Sales                                                 $    2,743,132     $    2,413,283      $    5,337,627      $    4,992,386
Cost of sales                                                  1,324,657          1,069,472           2,606,589           2,104,743
                                                          --------------     --------------      --------------      --------------
     Gross profit                                              1,418,475          1,343,811           2,731,038           2,887,643

Operating Expenses
     Depreciation                                                 46,011             40,585              90,310              78,206
     Selling, General and Administrative                         821,652            813,162           1,519,605           1,487,161
                                                          --------------     --------------      --------------      --------------
         Total operating expenses                                867,663            853,747           1,609,915           1,565,367
                                                          --------------     --------------      --------------      --------------
Operating income                                                 550,812            490,064           1,121,123           1,322,276

Other Income (Expense)
     Other income                                                 10,977           (151,247)             37,651                (875)
     Interest income                                                 128             24,082               1,413              26,536
                                                          --------------     --------------      --------------      --------------
     Total other income                                           11,105           (127,165)             39,064              25,661
                                                          --------------     --------------      --------------      --------------

Income from continued operations before income taxes
and
Discontinued Operation                                           561,917            362,899           1,160,187           1,347,937

Discontinued Operation
     Loss from Discontinuing Operation                                --               (193)                (50)            (40,221)
     Gain/(Loss) on Disposal of Subsidiary                            --                 --              (1,834)              3,820
                                                          --------------     --------------      --------------      --------------
Gain(loss)on Discontinued Operations                                  --               (193)             (1,884)            (36,401)
                                                          --------------     --------------      --------------      --------------


Income before income taxes                                       561,917            362,706           1,158,303           1,311,536

Less: Income taxes                                                19,247             75,508              36,012             168,532

Less: Net income attributed to noncontrolling interest             7,945             68,739              14,849             151,990

                                                          --------------     --------------      --------------      --------------
Net income                                                       534,725            218,459           1,107,442             991,014

Other comprehensive item:
Foreign currency translation gain                                 34,754             20,140              33,060              42,463

                                                          --------------     --------------      --------------      --------------
Net comprehensive income                                  $      569,479            238,599      $    1,140,502      $    1,033,477
                                                          ==============     ==============      ==============      ==============

Earnings per share:
     Basic & diluted earnings/(loss) per share
     continued operations                                 $         0.02     $         0.02      $         0.05      $         0.06
                                                          ==============     ==============      ==============      ==============
     Basic earnings/(loss) per share discontinued
     operations                                           $           --     $        (0.00)     $        (0.00)     $        (0.00)
                                                          ==============     ==============      ==============      ==============
     Basic & diluted earnings/(loss) per share            $         0.02     $         0.01      $         0.05      $         0.05
                                                          ==============     ==============      ==============      ==============
     Basic & diluted weighted average shares
     outstanding                                              22,918,329         21,714,996          22,766,663          21,219,146
                                                          ==============     ==============      ==============      ==============

                           The accompanying notes is an integral of these unaudited financial statements.



                                  SANCON RESOURCES RECOVERY, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)


                                                              FOR THE SIX MONTHS PERIODS ENDED JUNE 30,
                                                                         2009              2008
                                                                      -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                       $ 1,107,442      $   991,014
     Adjustments to reconcile net income to net cash flows
     provided by operating activities:
        Depreciation and amortization                                      90,310           78,206
        Shares issued in lieu of compensation & service                    61,800           75,000
        Noncontrolling stockholders' interest                              14,849          151,990
        Changes in current assets and liabilities:
          Decrease (increase) in trade receivables                       (590,328)         341,595
          Decrease (increase) in inventory                                  3,410          (11,819)
          Decrease (increase) in advance to suppliers                     (47,147)          (6,772)
          Decrease (increase) in other current assets                     (59,705)        (174,253)
          Increase (decrease) in tax payable                               56,449          115,272
          Increase (decrease) in trade payable                            196,530         (115,263)
          Increase (decrease) in other current liabilities                 18,533         (220,590)
                                                                      -----------      -----------
        Net cash provided by continued operations                         852,143        1,224,380
                                                                      -----------      -----------
        Net cash used in discontinued operations                               --          (45,670)
                                                                      -----------      -----------
        Net cash flows provided by operating activities                   852,143        1,178,710
                                                                      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                  (207,475)        (140,873)
     Cash decreased due to investment                                     (43,950)              --
        Net cash flows used in investing activities                      (251,425)        (140,873)
                                                                      -----------      -----------
        Net cash provided by discontinued operations                        1,854               38
                                                                      -----------      -----------
        Net cash flows used in Investing activities                      (249,571)        (140,835)
                                                                      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Shareholders' loan                                                   (88,616)         129,008
     Proceeds from (payment of) mortgage loan                               1,279              435
                                                                      -----------      -----------
        Net cash flows provided by (used in) financing activities         (87,337)         129,443
                                                                      -----------      -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    64,254           42,463
                                                                      -----------      -----------

NET INCREASE IN CASH & CASH EQUIVALENT                                    579,489        1,209,781

     Cash & Cash Equivalent at start of period                          2,220,509          238,576
                                                                      -----------      -----------
     Cash & Cash Equivalent at end of period                          $ 2,799,998      $ 1,448,357
                                                                      ===========      ===========

Supplemental information for Cash Expenses
     Cash paid for Interest Expenses                                  $     1,559      $    12,366
                                                                      ===========      ===========
     Cash paid for Income Taxes                                       $     8,337      $        --
                                                                      ===========      ===========

           The accompanying notes is an integral of these unaudited financial statements.

                         Sancon Resources Recovery, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       For the period ended June 30, 2009
                                   (Unaudited)


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

On March 31, 2008, the company sold 100% equity interest of Digital Financial Service Limited ("DFSL") for $7.8 plus the assumption of certain liabilities, resulting in gain of $1,865 on disposal of the entity.

On March 31, 2009, the company sold 100% equity interest of Guang Cheng Int'l Trading Ltd. ("Guang Cheng") for $1,290 plus the assumption of certain liabilities, resulted in loss of $1,884 on disposal of the entity.

As of June 30, 2009, the Sancon group comprises of the following companies:

Registered Name                                                                       Domicile           Owner     % held     Status
(business is conducted under the registered names)
Sancon Recycling Pty Ltd.                                                             Australia         Sancon       100      Active
Sancon Resources Recovery (Shanghai) Co., Ltd. ("Sancon SH" hereinafter)              Shanghai          Sancon       70       Active
Crossover Solutions Inc. ("CS" hereinafter)                                     British Virgin Island   Sancon       100      Active

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

(b) Principles of Consolidation

The accompanying unaudited consolidated financial statements include all of the accounts of the Company and all of the subsidiaries under its control, which include Sancon Recycling Pty Ltd., Sancon SH (70%) and CS as of and for the period ended June 30, 2009. While the historical results for the three months and six months period ended June 30, 2008 include the Company, Sancon Recycling Pty Ltd., Guang Cheng, Sancon SH (70%) and CS. All material inter-company balances and transactions have been eliminated in consolidation.

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

NON-CONTROLLING STOCKHOLDERS' INTEREST

The Company owned 70% interest in Sancon Shanghai. As at June 30, 2009 and December 31, 2008 minority interest amounted to $142,678 and $127,829 respectively.

Certain amounts presented for prior periods that were previously designated as minority interests have been reclassified to conform to the current year presentation. Effective January 1, 2009, the Company adopted SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51," which established new standards governing the accounting for and reporting of non-controlling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability (as was previously the case); that increases and decreases in the parent's ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also required changes to certain presentation and disclosure requirements. The provisions of the standard were applied to all NCIs prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented. As a result, upon adoption, the Company retroactively reclassified the "Non-controlling stockholders' interest" balance previously included in the "Other liabilities" section of the consolidated balance sheet to a new component of equity with respect to NCIs in consolidated subsidiaries. The adoption also impacted certain captions previously used on the consolidated statement of income, largely identifying net loss including NCI and net loss attributable to Octavian.

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

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP FAS 107-1 and APB 28-1"). FSP FAS 107-1 and APB 28-1 require companies to disclose in interim financial statements the fair value of financial instruments within the scope of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments. However, companies are not required to provide in interim periods the disclosures about the concentration of credit risk of all financial instruments that are currently required in annual financial statements. The fair-value information disclosed in the footnotes must be presented together with the related carrying amount, making it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the balance sheet. FSP FAS 107-1 and APB 28-1 also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. The FSP shall be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4 as well as FSP FAS 115-2 and FAS 124-2. The Company will adopt the disclosure requirements of this pronouncement for the quarter ended June 30, 2009, in conjunction with the adoption of FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 will be effective for interim or annual period ending after June 15, 2009 and will be applied prospectively. The Company will adopt the requirements of this pronouncement for the quarter ended June 30, 2009. The Company does not anticipate the adoption of SFAS 165 will have an impact on its consolidated results of operations or consolidated financial position.

MARKETABLE SECURITIES

Company classifies investment in marketable securities as `Held to Maturity' in accordance with SFAS 115. Non temporary decline in the fair value of securities is charged to earnings while unrealized gains or losses are not recognized as at June 30, 2009 investment in securities amounted to $129,000 and gross unrecognized holding loss amounted to $9,933.

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

(b). Commitments

Office space:
The Company leases office space in Australia and China. The lease for Australia expires in October 2011 while leases for China expire on various dates between January 2009 to November 2018. Based upon existing leases, without renewals, the minimum lease payments up to expiry are as follows:

                          2009          $  296,036
                                        ----------
                          2010             317,541
                                        ----------
                          2011             261,245
                                        ----------
                          2012             161,187
                                        ----------
                          2013             162,322
                                        ----------
                         Thereafter        732,000
                                        ----------
                         Total          $1,930,331
                                        ==========

Equipment:
In year 2005, the company purchased a vehicle under capital lease from Toyota Financial Service. The annual interest rate is 7.99% with payment term of sixty
(60) months. The payment is to be made in 59 equal monthly installments of $313 each and the final installment of $5,320. The balance as of June 30, 2009 amounted to $8,214 with $1,575 as current liability.

In year 2006, the company purchased a vehicle by mortgage loan from CBFC Limited ABN. The annual interest rate is 8.32% with payment term of sixty (60) months. The payment is to be made in 59 equal monthly installments of $432 each and the final installment of $7,913. The balance as of June 30, 2009 amounted to $17,172 with $1,911 as current liability.

In September 2007, the company purchased a vehicle by mortgage loan from CBFC Limited ABN. The annual interest rate is 8.6% with payment term of sixty (48) months. The payment is to be made in 47 equal monthly installments of $379 each and the final installment of $6,221. The balance as of June 30, 2009 amounted to $13,803 with $1,708 as current liability.

The Company pays approximately $1,124 per month under these leases, the last of which expires in September 2011.

Total minimum lease payments under the above leases are as follows:

                                             Capital
                                             Leases
------------------------------------------------------
2010                                         23,404
2011                                         20,672
                                            -------
                                            $44,076
Less: Amount representing interest           (4,887)
Present value of minimum lease payments      39,189
Less: Current portion                        (5,194)
                                            -------
                                            $33,995
                                            =======

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

Note 5. Discontinued operation

On March 31, 2009, the company sold 100% equity interest of Guang Cheng Int'l Trading Ltd. ("Guang Cheng") for $1,290 plus the assumption of certain liabilities, resulting in loss of $1,884 on disposal of the entity.

Following is the Gain/Loss Calculation for disposal of Guang Cheng Int'l Trading Ltd.

                                   Guang Cheng Gain/Loss calculation

                                                             -------
Net assets of the Company as on January 1, 2009              $ 3,174

Loss from discontinued operations through March 31, 2009         (50)
                                                             -------

Total book value as of March 31, 2009                          3,124

Proceeds from disposal                                         1,290

                                                             -------
Gain (loss) on Disposal                                      $(1,834)
                                                             -------

                                                             -------
Total Gain (loss) on Discontinued Operations                 $(1,884)
                                                             -------

Note 6  Acquisition & Investment

Investment in Shanghai Sheng Rong

During the three months ended June 30, 2009, Sancon SH, a 70% owned subsidiary of the company, invested $43,950(or RMB 300,000) in a new local Chinese enterprise named Shanghai Sheng Rong Environmental Protection Technology Co., Ltd which representing 20% of the total equity interest. Sheng Rong is an early stage business development company focused on developing opportunities in the environmental services industry in China. As of June 30, 2009 the Company did not have significant influence over Sheng Rong, accordingly, the investment in Sheng Rong is carried at cost and is evaluated for any imapirement.

Note 7. Property, plant & equipment

Property, plant, & equipment are stated at cost, less accumulated depreciation and any impairment in value. The carrying values are reviewed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Impairment losses are recognized in the income statement.

Below is the table of Property, Plant and Equipment as at June 30, 2009:

Total                             Plant and Machinery  Vehicles    Office Equipment     Total
                                     ----------      ----------      ----------      ----------
Cost                                    881,075         441,756          29,623       1,352,454
Accumulated Depreciation               (226,650)       (118,850)         (6,856)       (352,356)
                                     ----------      ----------      ----------      ----------
Net Carrying Value                      654,425         322,906          22,767       1,000,098
                                     ==========      ==========      ==========      ==========

Included in property and equipment is approximately $65,057 of assets, which are leased under non-cancelable leases and accounted for as capital leases, which expire through September 2011. The accumulated depreciation included in the property and equipment for these leases is approximately $31,020.

Below is the table of Property, Plant and Equipment for the fiscal year ended 2008:


Total                             Plant and Machinery   Vehicles    Office Equipment    Total
                                      ----------      ----------      ----------      ----------
Cost                                     749,355         383,759          24,589       1,157,703
Accumulated Depreciation                (143,029)        (83,582)         (4,048)       (230,659)
                                      ----------      ----------      ----------      ----------
Net Carrying Value                       606,326         300,177          20,541         927,044
                                      ==========      ==========      ==========      ==========

Included in property and equipment is approximately $55,833 of assets, which are leased under non-cancelable leases and accounted for as capital leases, which expire through September 2011. The accumulated depreciation included in the property and equipment for these leases is approximately $21,960.

Depreciation and amortization expense for the six months period ended June 30, 2009 and 2008 was $90,310 and $78,206, respectively.

Note 8.  Due to related parties

The amount due to related parties comprised of loan from Mr.Jack Chen, CEO, Mr. David Chen, former CEO and major shareholder, and Jimmy Yiu, independent director of the Company.

Included in the amount due to related parties, there were loans due to Mr. David Chen of $22,134 and loans due to Mr. Jimmy Yiu, independent director of the Company, amounting of $5,021 and loans due to Mr. Jack Chen of $341,520 (net) without interest, unsecured and due on demand.

The shareholder's loan of Mr. Jack Chen included amount due from him of $15,000 and amount due to him of $356,520. We combined these two amounts and result in loans due to Mr. Jack Chen of $341,520. The offsetting amounts due to and due from Mr. Jack Chen are appropriate and comply with FASB Interpretation No. 39.

Note 9.  Stockholders equity

On October 15, 2007, the Company entered into a ten years service agreement with Lyons Capital LLC. In connection with this agreement, Lyons Capital LLC will receive 300,000 shares of Restricted, RULE 144 Stock, for services rendered or to be rendered in the future. The Company issued shares on March 10, 2008 and recorded at the fair market value of $156,000. This amount will be amortized over a period of ten years from January 01, 2008. For the six month period ended June 30, 2009, the Company recorded $7,800 in consulting expense. The unamortized amount of $132,600 is included under deferred compensation as at June 30, 2009.

On May 15, 2008, the Company entered in a one year service agreement with CEOcast, Inc to provide investor relations services. In connection with this agreement, CEOcast will receive total 600,000 shares of Restricted, RULE 144 Stock. On August 1 and September 30, 2008, the Company issued 300,000 shares to CEOcast separately and recorded at the fair market value of $144,000. This amount will be amortized over a period of twelve months. As of December 31, 2008, the Company recorded $90,000 in consulting expense. The unamortized amount of $54,000 is included under deferred compensation as at December 31, 2008. As of June 30, 2009, the Company recorded $54,000 in consulting expense. There is no unamortized amount under deferred compensation as of June 30, 2009.

On January 01, 2008, the Company entered in a four years employment agreement with Mr. Jack Chen, current CEO. In connection with this agreement, Mr. Jack Chen will receive corporate salary of $90,000 per year that paid in stock. On August 01, 2008 and April 13, 2009, the Company issued 250,000 shares and 350,000 shares of Restricted, RULE 144 Stock to Mr. Jack Chen. The shares recorded at the fair market value of $37,500 and $52,500 respectively. As of the June 30, 2009, the Company recorded $45,000 in due to related parties.

Note 10. Segmental information

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

During the six months periods ended June 30, 2009, the Company is organized into two business segments: (1) material recycling, (2) waste service. During the six months periods ended March 31, 2008, the Company is organized into three business segments: (1) material recycling, (2) material trade, (3) waste service. The following table presents a summary of operating information and certain quarter-end balance sheet information for the six month period ended June 30, 2009 and 2008:


                                               FOR THE SIX MONTHS PERIODS ENDED JUNE 30,
                                                     2009                    2008
                                               -----------------      -----------------
Revenues from various areas:
                Material Recycling             $         918,401           1,341,943.00
                Material Trade                                 0
                Waste Service                          4,419,226              3,650,443
                                               -----------------      -----------------
                              Consolidated     $       5,337,627      $       4,992,386
                                               =================      =================

Net income (loss):
                Material Recycling             $          45,529                147,861
                Material Trade
                Waste Service                          1,170,597                979,726
                Un-allocted                             (108,684)              (136,573)
                                               -----------------      -----------------
                              Consolidated     $       1,107,442      $         991,014
                                               =================      =================

Identifiable assets:                                                  December 31, 2008
                                                                      -----------------
                Material Recycling             $         904,871      $         761,133
                Material Trade                           157,022
                Waste Service                          4,370,225              2,970,350
                Un-allocted                                1,298                 11,513
                                               -----------------      -----------------
                              Consolidated     $       5,276,394      $       3,900,018
                                               =================      =================

Depreciation and amortization:
                Material Recycling             $          47,853      $          44,567
                Material Trade                                --                     --
                Waste Service                             42,457                 33,639
                Un-allocted                                   --                     --
                                               -----------------      -----------------
                              Consolidated     $          90,310      $          78,206
                                               =================      =================

Capital expenditures:
                Material Recycling             $         124,267      $          39,990
                Material Trade                                --                     --
                Waste Service                             83,208                100,883
                Un-allocted                                   --                     --
                                               -----------------      -----------------
                              Consolidated     $         207,475      $         140,873
                                               =================      =================

Note 11. Major Customers and Vendors

Pernod Ricard, Yuewu and Hing Yang Hong, our three top customers, provided 74% of net revenue for the six months period ended June 30, 2009 respectively. Total accounts receivable due from these customers was approximately $609,412 as of June 30, 2009.

Normally, the payment terms of our accounts receivable is about one month and will not be more than two months.

Shuizhou Jiangnan, Astron and Aperio Group are our major vendors. Total accounts payable due to these vendors was $722,537 as of June 30, 2009.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Item 2(a). Discussion for the Interim Operations and Financial Condition

Introduction

Management's discussion and analysis of results of operations and financial condition ("MD&A") is provided as a supplement to the accompanying financial statements and footnotes to help provide an understanding of our financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

     o Caution concerning forward-looking statements and risk factors. This section discusses how certain forward-looking statements made by us throughout the MD&A and in the financial statements are based on our present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.
     o Overview. This section provides a general description of our business, as well as recent developments that we believe are important in understanding the results of operations and to anticipate future trends in those operations.
     o Results of operations. This section provides an analysis of our results of operations for the three months and six months period ended June 30, 2009 compared to the same period in 2008. A brief description is provided of transactions and events, including any related party transactions that affect the comparability of the results being analyzed.
     o Liquidity and capital resources. This section provides an analysis of our financial condition and cash flows for the six months period ended June 30, 2009 and 2008.
     o Critical accounting policies. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

THE TREND IN CHINESE MARKET

According to China National Resources Recycling Association, recyclable solid waste import to China has experienced a dramatic increase in the last 2 decades. During early 1990's, China imported 1-2 million tons of recyclable wastes per year. By 1999, China imported 10 million tons of recyclable solid wastes per year. In 2006 China imported 37 million tons of recyclable wastes. China's total domestic recycled volume is estimated to have reached over 50 million tons in 2007, with an estimated total worth of US$6 billion.

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

But the management has identified several key points which will give Sancon the competitive edge in the market place:

1) Sancon offers large selection of plastic and glass raw materials to our customers.
2) With the expansion of our operations in Melbourne Australia, Sancon will be able to serve greater number of customers and sell direct to our customs in both Australia and China.
3) Sancon has 6 strategically positioned recycling plants and about 40 depots in China and it will enable Sancon to meet the demand for nationwide environmental services.
4) Industry know-how and management team's ability to ensure all operating and environmental standards are achieved. Our team's experience in logistic management and waste management operations are key factors enabling the delivery of a high standard of service to Sancon's clients.

EMPLOYEES

As of June 30, 2009, the Company employed 15 people in Australia subsidiaries. Our joint venture in China employed 20 people full time, and all other personnel of the China joint venture are employed as sub contractors. To make our work more efficient, we outsourced a few other functions, such as logistics, bookkeeping and administration, to certain professional firms to enable our resource being focused on sales and processing functions.

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

Results of Operations - Comparison between the three and six months ended June 30, 2009 and the same periods of 2008.

Sales

Sales are generated by service charges and the sale of recyclable materials. The sales for the three months period ended June 30, 2009 were $2,743,132, representing $329,849 or 14% increase compared to the sales of $2,413,283 in the same period of 2008. The sales of Sancon SH increased from $1,514,421 for the three months period ended June 30, 2008 to $1,666,090 for the three months period ended June 30, 2009, an increase of $151,669 or 10%. CS contributed $541,023 sales during the three months period ended June 30, 2009 while it was $157,586 for the three months period ended June 30, 2008, representing $383,437or 243% increase. However, the sales of Sancon AU decreased $205,257 or 28% from $741,276 for the three months period ended June 30, 2008 to $536,019 for the three months period ended June 30, 2009. The decrese of sales in Sancon AU was mainly due to the reduce of economic activities which caused by current economic crisis.

The sales for the six months period ended June 30, 2009 were $5,337,627, representing $345,241 or 7% increase compared to the sales of $4,992,386 in the same period of 2008. The sales of Sancon SH increased from $3,062,357 for the six months period ended June 30, 2008 to $3,275,518 for the six months period ended June 30, 2009, an increase of $213,161 or 7%. The sales of CS was $1,143,708 during the six months period ended June 30, 2009 while it was $588,086 for the six months period ended June 30, 2008, representing $555,622or 94% increase. The sales of Sancon AU decreased $423,542 or 32% from $1,341,943 for the six months period ended June 30, 2008 to $918,401 for the six months period ended June 30, 2009.

Cost of Sales

The cost of sales is the direct cost for sale of the recycling materials. For the three months period ended June 30, 2009, the cost of sales was $1,324,657. It was $255,185 or 24% increase as compared to the cost of sales of $1,069,472 for the three months period ended June 30, 2008. Among which, the cost of sales in Sancon SH increased $289,988 or 35% from $832,002 for the three months period ended June 30, 2008 to $1,121,990 for the three months period ended June 30, 2009. The increase mainly contained $228,445 of shipping expenses and $43,739 of labor service fee for sub contractors. All these costs were related to our chinese market expandant. Cost of revenue in Sancon AU for the three months period ended June 30, 2008 and 2009 was $226,220 and $202,667 respectively, a decrease of $23,553 or 10%. The decrease of cost of sales in Sancon AU was in line with the sales.

For the three months period ended June 30, 2008 and 2009, cost of sales was 44% and 48% of sales respectively.

For the six months period ended June 30, 2009, the cost of sales was $2,606,589. It was $501,846 or 24% increase as compared to the cost of sales of $2,104,743 for the six months period ended June 30, 2008. Among which, the cost of sales in Sancon SH increased $608,891 or 37% from $1,651,841 for the six months period ended June 30, 2008 to $2,260,732 for the six months period ended June 30, 2009. The increase mainly contained $444,390 of shipping expenses, $67,255 for worshop rental fee and $74,263 of labor service fee for sub contractors. Cost of revenue in Sancon AU for the six months period ended June 30, 2008 and 2009 was $430,402 and $345,857 respectively, a decrease of $84,545 or 20%.

For the six months period ended June 30, 2008 and 2009, cost of sales was 42% and 49% of sales respectively.

Gross profit

The gross profit for the three months period ended June 30, 2009 was $1,418,475, representing $74,664 or 6% increase compared to $1,343,811 for the three months period ended June 30, 2008. The gross margin reduced from 56% for the three months period ended June 30, 2008 to 52% for the three months period ended June 30, 2009. The increase of the gross profit is mainly due to its rise in CS of $383,437 or 243% although the gross profit in Sancon SH decreased $138,319 or 20% and in Sancon AU of $181,704 or 35%.

The gross profit for the six months period ended June 30, 2009 was $2,731,038, representing $156,605 or 5% decrease compared to $2,887,643 for the six months period ended June 30, 2008. The gross margin reduced from 58% for the six months period ended June 30, 2008 to 51% for the six months period ended June 30, 2009. The decrease of the gross profit is mainly due to its reduce in Sancon SH of $395,730 or 28% and Sancon AU of $338,997 or 37% although gross profit of CS increased $555,622 or 94% from $588,086 for the six months period ended June 30, 2008 to $1,143,708 for the six months period ended June 30, 2009.

Selling, general and administrative expenses

Selling, general and administrative expenses increased to $821,652 for the three months period ended June 30, 2009, from $813,162 for the three months period ended June 30, 2008, an increase of $8,490 or 1%. The SG&A expenses of Sancon SH was $344,159 for the three months period ended June 30, 2008, this number increased to $487,995 for the three months period ended June 30, 2009. It increased $143,836 or 42%. The increase was mainly contained $107,663 of consulting fee and $60,031 of travelling fee which is for developing new market and customer. The SG&A expenses of Sancon AU decreased $125,686 or 31% from $410,736 for the three months period ended June 30, 2008 to $285,050 for the three months period ended June 30, 2009. The decrease was mainly due to the falling of sales. The SG&A expenses also included investor relationship expenses which decreased $13,867 or 24% from $58,267 for the three months period ended June 30, 2008 to $44,400 for the three months period ended June 30, 2009.

The SG&A expenses was 34% of the sales for the three months period ended June 30, 2009 while it was 30% for the three months period ended June 30, 2008.

Selling, general and administrative expenses increased to $1,519,605 for the six months period ended June 30, 2009, from $1,487,161 for the six months period ended June 30, 2008, an increase of $32,444 or 2%. The SG&A expenses of Sancon SH was $687,556 for the six months period ended June 30, 2008, this number increased to $906,754 for the six months period ended June 30, 2009. It increased $219,198 or 32%. The increase was mainly contained $105,254 of consulting fee and $43,688 of travelling fee which is for developing new market and customer. The SG&A expenses of Sancon AU decreased $231,455 or 32% from $729,905 for the six months period ended June 30, 2008 to $498,450 for the six months period ended June 30, 2009. The SG&A expenses also included investor relationship expenses which increased $37,100 or 53% from $69,700 for the six months period ended June 30, 2008 to $106,800 for the six months period ended June 30, 2009.

The SG&A expenses was 28% of the sales for the six months period ended June 30, 2009 while it was 30% for the six months period ended June 30, 2008.

Depreciation Expense

Depreciation expense increased to $46,011 for the three months period ended June 30, 2009 from $40,585 for the three months period ended June 30, 2008. It increased $5,426 or 13%. The increases were mainly due to the purchase of plant and machinery. The depreciation expense of Sancon SH increased $2,635 or 15% from $18,043 for the three months period ended June 30, 2008 to $20,678 for the three months period ended June 30, 2009. The depreciation expense of Sancon AU increased from $22,542 to $25,333 for the three months period ended June 30, 2008 and 2009. It increased $2,791 or 12%.

For the three months period ended June 30, 2008 and 2009, depreciation expense was 2% of the sales.

Depreciation expense increased to $90,310 for the six months period ended June 30, 2009 from $78,206 for the six months period ended June 30, 2008. It increased $12,104 or 15%. The depreciation expense of Sancon SH increased $8,818 or 26% from $33,639 for the six months period ended June 30, 2008 to $42,457 for the six months period ended June 30, 2009. The depreciation expense of Sancon AU increased from $44,567 to $47,853 for the six months period ended June 30, 2008 and 2009. It increased $3,286 or 7%.

For the six months period ended June 30, 2008 and 2009, depreciation expense was 2% of the sales.

Other Income (Expense)

For the three months period ended June 30, 2009, the Company booked other income of $11,105 compared to other expense of $127,165 for the three months period ended June 30, 2008. The increase in other income was $138,270 or 109%.

For the three months period ended June 30, 2009, other income was 0.4% of the sales whie other expense was 5% for the three months period ended June 30, 2008.

For the six months period ended June 30, 2009, the Company booked other income of $39,064 compared to $25,661 for the six months period ended June 30, 2008. The increase in other income is $13,403 or 52%.

For the six months period ended June 30, 2009, other income was 0.7% of the sales whie it was 0.5% for the six months period ended June 30, 2008.

Noncontrolling interest

On August 15, 2007, the Company completed the acquisition of 70% of the equity interest in Sancon Resources Recovery (Shanghai) Co., Ltd by exercising its option to convert $200,000 of convertible promissory note. Noncontrolling interest was $68,739 for the three months period ended June 30, 2008 while it was $7,945 for the three months period ended June 30, 2009. For the three months period ended June 30, 2008 and 2009, noncontrolling interest was 3% and 0.3% of the sales respectively.

Noncontrolling interest was $151,990 for the six months period ended June 30, 2008 while it was $14,849 for the six months period ended June 30, 2009. For the six months period ended June 30, 2008 and 2009, noncontrolling interest was 3% and 0.3% of the sales respectively.

Discontinued Operation

On March 31, 2009, the company sold 100% equity interest of Guang Cheng Int'l Trading Ltd. ("Guang Cheng") for $1,290 plus the assumption of certain liabilities.

There was no discontinued operation for the three months period ended June 30, 2009. During the same period in 2008, Loss on discontinued operation was $193.

Loss on discontinued operation was $1,884 for the six months period ended June 30, 2009 while it was $36,401 for the six months period ended June 30, 2009.

Income Tax

The income tax decreased to $19,247 for the three months period ended June 30, 2009 from $75,508 for the three months period ended June 30, 2008, a decrease of $56,261 or 75%. That is because the profit of Sancon SH decreased dramaticly. For the three months period ended June, 2008 and 2009, income tax was 1% and 3% of the sales respectively.

The income tax decreased to $36,012 for the six months period ended June 30, 2009 from $168,532 for the six months period ended June 30, 2008, a decrease of $132,520 or 79%. For the six months period ended June, 2008 and 2009, income tax was 3% and 0.7% of the sales respectively.

Net loss/income

Net income for the three months period ended June 30, 2009 was $534,725, compared to $218,459 for the three months period ended June 30, 2008, an increase of $316,266 or 145%. The increase is mainly due to the significant increase of net income in CR of $378,652 or 240% and head office of $190,001 or 81% although net income of Sancon AU decreased $73,715 or 75% and Sancon SH decreased $178,866. Net profit margin for the three months period ended June 30, 2009 was 19% while it was 9% for the same period in 2008.

Net income for the six months period ended June 30, 2009 was $1,107,442, compared to $991,014 for the six months period ended June 30, 2008, an increase of $116,428 or 12%. The increase is mainly due to the significant increase of net income in CR of $547,880 or 93% although net income of Sancon AU decreased $102,332 or 69% and Sancon SH decreased $357,009 or 91%. Net profit margin for the six months period ended June 30, 2009 was 21% while it was 20% for the same period in 2008.

Liquidity and Capital Resources

As shown in the accompanying financial statements, the Company has accumulated profit of $2,475,397 as of June 30, 2009 compared to $1,367,955 as of December 31, 2008. In addition, we have positive working capital $2,304,173 as of June 30, 2009 and it was $1,160,747 as of December 31, 2008. It increased $1,143,426.
That is mainly due to the increase of trade receivables. It increased to $880,858 from $289,240.

Operating Activities

The net cash provided by operating activities for the six months period ended June 30, 2009 amounted to $852,143 compared to $1,178,710 for the six months period ended June 30, 2008, and decrease of $326,567 or 28%. The decrease mainly included trade receivables of $931,923 and noncontrolling interest of $137,141. These decreases were offset by other current liabilities of $239,123 and trade payable of $311,793. The payment terms of our accounts receivable is about one month and will not be more than two months.

Investing Activities

Net cash used in investing activities amounted to $249,571 for the six months period ended June 30, 2009 compared to $140,835 for the six months period ended June 30, 2008, an increase of $108,736 or 77%. It's mainly due to the increase on purchase of property and equipment and long term investment. For the six months period ended June 30, 2008, the cash used in purchase of property and equipment was $140,873, however, this number increased to $207,475 for the same period in 2009. During the six months period ended June 30, 2009, the Company invested $43,950 to acquire 20% equity of Sheng Rong.

Financing Activities

Net cash used in financing activities amounted to $87,337 for the six months period ended June 30, 2009. For the six months period ended June 30, 2008, net cash provided by financing activities was $129,443, a decrease of $216,780 or 167%. The decrease mainly included shareholder's loan of $217,624.

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

As of June 30, 2009 and 2008, the Company did not issue or make provision through the issuance of stock options to employees and directors.

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

Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over the six months period ended June 30, 2009, based on criteria established under the COSO framework, an integrated framework for evaluation of internal controls issued to identify the risks and control objectives related to the evaluation of the control environment by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation described above, management has concluded that our internal control over financial reporting was not effective as of June 30, 2009. We have limited resources and we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow we will hire skilled professionals that will enable us to implement adequate segregation of duties within the internal control framework.

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

During the six months ended June 30, 2009, there were no changes in our internal accounting controls or in other factors that materially affected our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 2.  Changes in Securities and Use of Proceeds

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

(10) Incorporated herein by reference to the registrant's Current Report on Form 8K/A (File No. 000-50760)filed July 7, 2006.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Sancon Resources Recovery, Inc.

Date: August 14, 2009
                                                          By: /s/ Jack Chen
                                            -------------------------------
                                                                  Jack Chen
                                                    Chief Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                            Sancon Resources Recovery, Inc.

Date:  August 14, 2009
                                                         By: /s/ David Chen
                                                             --------------
                                                                 David Chen
                                                                   Chairman

Date:  August 14, 2009
                                                         By:  /s/ Jimmy Yiu
                                                              -------------
                                                                  Jimmy Yiu
                                                       Independent Director

Date:  August 14, 2009
                                                       By:  /s/ Cong Yuanli
                                                            --------------
                                                                Cong Yuanli
                                                       Independent Director

Date:   August 14, 2009
                                                       By:  /s/ Jack Chen
                                                            -------------
                                                               Jack  Chen
                                                                 Director