Form 10-Q
period 2009-09-30
Sancon Resources Recovery, Inc.
filed 2009-11-13
CIK 1288195

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended SEPTEMBER 30, 2009
                                     ------------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock: par value of $0.001; 22,964,996 shares issued and outstanding on September 30, 2009.

Transitional Small Business Disclosure Format (Check one):  Yes [_]     No [X]

                        Sancon Resources Recovery, Inc.
                                    FORM 10-Q


                                      INDEX

                                                                            PAGE

           Important Notice ................................................(ii)

PART I.    FINANCIAL INFORMATION..............................................1

Item 1.    Financial Statements  (Unaudited)..................................1

Item 2.    Management's Discussion and Analysis or Plan of Operation..........12

Item 3.    Controls and Procedures............................................21

PART II.   OTHER INFORMATION..................................................22

Item 1.    Legal Proceedings..................................................22

Item 2.    Changes in Securities and Use of Proceeds..........................22

Item 3.    Default Upon Senior Securities ....................................22

Item 4.    Submission of Matters to a Vote of Security Holders................22

Item 5.    Other Information..................................................22

Item 6.    Exhibits...........................................................23

           Signatures.........................................................24


                                      (i)

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



                                     9(ii)

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)



                                   SANCON RESOURCES RECOVERY, INC.
                                     CONSOLIDATED BALANCE SHEETS
                                             (UNAUDITED)

                                                ASSETS
                                                                           SEPTEMBER 30,  DECEMBER 31,
                                                                               2009           2008
                                                                            ----------    ----------
     Current assets
        Cash and cash equivalents                                           $3,250,522    $2,220,509
        Trade receivables, net                                                 977,547       289,240
        Inventory                                                                6,517         7,270
        Deferred Tax Asset                                                      37,291        22,107
        Other receivables                                                      317,070        64,929
        Advances and prepayments                                                72,989        75,389
        Current assets of entity disposed off                                     --         156,994
                                                                            ----------    ----------
           TOTAL CURRENT ASSETS                                              4,661,936     2,836,438

     Property, plant & equipment, net                                          852,190       927,044
      Other receivable                                                            --            --
     Security deposit                                                            9,602         7,598
     Marketable securities                                                     259,000       128,938
     Investment                                                                 43,813          --
                                                                            ----------    ----------
        TOTAL ASSETS                                                        $5,826,541    $3,900,018
                                                                            ==========    ==========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Current liabilities
        Trade payables                                                      $  995,382    $  747,786
        Capital lease - current                                                  2,846         8,735
        Accrued expenses and other payables                                    186,782       252,424
        Tax payables                                                           109,818       110,314
        Due to related parties                                                 391,755       415,304
        Other payables                                                         108,076       116,178
        Current liability of entity disposed off                                  --          24,950
                                                                            ----------    ----------
           TOTAL CURRENT LIABILITY                                           1,794,659     1,675,691

     Long term liability
        Capital lease                                                           36,872        29,175
                                                                            ----------    ----------
        TOTAL LIABILITY                                                      1,831,531     1,704,866
                                                                            ----------    ----------

           The accompanying notes form an integral of these unaudited financial statements.




                                   SANCON RESOURCES RECOVERY, INC.
                                     CONSOLIDATED BALANCE SHEETS
                                        (UNAUDITED)(CONTINUED)


                                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                                      2009            2008
                                                                                  -----------     -----------


STOCKHOLDERS' EQUITY
     Share Capital
        Authorized: 500,000,000 common shares, par value $0.001 per share
        Issued and Outstanding: 22,964,996 shares as of September 30, 2009 and         22,965          22,615
        22,614,996 December 31, 2008 respectively
     Additional paid-in capital                                                       860,449         808,299
     Non-Controlling interest in subsidiary                                           147,874         127,829
     Deferred Compensation                                                           (128,700)       (194,400)
     Other comprehensive income                                                       113,013          62,854
     Retained Earnings                                                              2,979,409       1,367,955
                                                                                  -----------     -----------
        TOTAL STOCKHOLDERS' EQUITY                                                  3,995,010       2,195,152
                                                                                  -----------     -----------
        TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                  $ 5,826,541     $ 3,900,018
                                                                                  ===========     ===========

           The accompanying notes form an integral of these unaudited financial statements.




                                                  SANCON RESOURCES RECOVERY, INC.
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                            (UNAUDITED)


                                                           FOR THE THREE MONTHS PERIODS ENDED      FOR THE NINE MONTHS PERIODS ENDED
                                                                        SEPTEMBER 30                          SEPTEMBER 30,
                                                                2009                  2008              2009                2008
                                                           ---------------     ---------------     --------------     --------------

Net Sales                                                  $    2,811,917     $    3,002,797     $    8,149,544     $    7,995,183
Cost of sales                                                   1,617,521          1,238,726          4,224,110          3,343,469
                                                           --------------     --------------     --------------     --------------
     Gross profit                                               1,194,396          1,764,071          3,925,434          4,651,714

Operating Expenses
     Depreciation                                                  54,958             11,493            145,268             89,699
     Selling, General and Administrative                          588,521          1,461,943          2,108,126          2,949,104
                                                           --------------     --------------     --------------     --------------
         Total operating expenses                                 643,479          1,473,436          2,253,394          3,038,803
                                                           --------------     --------------     --------------     --------------
Operating income                                                  550,917            290,635          1,672,040          1,612,911

Other Income (Expense)
     Other income                                                 (43,380)           (71,865)            (5,729)           (72,740)
     Interest income                                                3,019              2,265              4,432             28,801
                                                           --------------     --------------     --------------     --------------
     Total other income                                           (40,361)           (69,600)            (1,297)           (43,939)
                                                           --------------     --------------     --------------     --------------

Income from continued operations before income taxes
and
Discontinued Operation                                            510,556            221,035          1,670,743          1,568,972

Discontinued Operation
     Loss from Discontinuing Operation                                 --              3,155                (50)           (37,066)
     Gain/(Loss) on Disposal of Subsidiary                             --                 --             (1,834)             3,820
                                                           --------------     --------------     --------------     --------------
Gain(loss)on Discontinued Operations                                   --              3,155             (1,884)           (33,246)
                                                           --------------     --------------     --------------     --------------


Income before income taxes                                        510,556            224,190          1,668,859          1,535,726

Less: Income taxes                                                  1,348           (122,167)            37,360             46,365

Less: Net income attributed to non-controlling interest             5,196           (109,952)            20,045             42,038
                                                           --------------     --------------     --------------     --------------
Net income                                                        504,012            456,309          1,611,454          1,447,323

Other comprehensive item:
Foreign currency translation gain                                  17,099            (14,445)            50,159             28,018
                                                           --------------     --------------     --------------     --------------
Net comprehensive income                                   $      521,111            441,864     $    1,661,613     $    1,475,341
                                                           ==============     ==============     ==============     ==============

Earnings per share:
     Basic & diluted earnings/(loss) per share
     continued operations                                  $         0.02     $         0.02     $         0.07     $         0.07
                                                           ==============     ==============     ==============     ==============
     Basic earnings/(loss) per share discontinued
     operations                                            $           --     $         0.00     $        (0.00)    $        (0.00)
                                                           ==============     ==============     ==============     ==============
     Basic & diluted earnings/(loss) per share                       0.02     $         0.02     $         0.07     $         0.07
                                                           ==============     ==============     ==============     ==============
     Basic & diluted weighted average shares
     outstanding                                               22,964,996         22,110,600         22,833,746         21,518,293
                                                           ==============     ==============     ==============     ==============

                          The accompanying notes is an integral of these unaudited financial statements.





                                 SANCON RESOURCES RECOVERY, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)

                                                                     FOR THE NINE MONTHS PERIODS
                                                                          ENDED SEPTEMBER 30,
                                                                        2009            2008
                                                                     -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                      $ 1,611,454     $ 1,447,323
     Adjustments to reconcile net income to net cash flows
     provided by(used in) operating activities:
        Depreciation and amortization                                    145,268          89,699
        Gain on disposal of property and equipment                         9,362              --
        Shares issued in lieu of compensation & service                   65,700         162,750
        Non-Controlling interest in subsidiary                            20,045          42,038
        Changes in current assets and liabilities:
          Decrease (increase) in trade receivables                      (687,017)        105,998
          Decrease (increase) in inventory                                   753         (14,281)
          Decrease (increase) in advance to suppliers                      7,247         (86,068)
          Decrease (increase) in other current assets                   (145,176)       (286,686)
          Increase (decrease) in tax payable                                (496)        (30,636)
          Increase (decrease) in trade payable                           247,596          93,553
          Increase (decrease) in other current liabilities                35,554          65,790
                                                                     -----------     -----------
        Net cash provided by continued operations                      1,310,290       1,589,480
                                                                     -----------     -----------
        Net cash used in discontinued operations                              --         (10,153)
                                                                     -----------     -----------
        Net cash flows provided by operating activities                1,310,290       1,579,327
                                                                     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                 (285,529)       (156,604)
     Cash increased from disposal of property and equipment              152,969
     Cash decreased due to investment                                    (43,813)             --
        Net cash flows used in investing activities                     (176,373)       (156,604)
                                                                     -----------     -----------
        Net cash provided by discontinued operations                       1,854              38
                                                                     -----------     -----------
        Net cash flows used in Investing activities                     (174,519)       (156,566)
                                                                     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Shareholders' loan                                                  (80,347)         39,543
     Proceeds from (payment of) mortgage loan                              1,808         (10,794)
                                                                     -----------     -----------
        Net cash flows provided by (used in) financing activities        (78,539)         28,749
                                                                     -----------     -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  (27,219)         45,450
                                                                     -----------     -----------

NET INCREASE IN CASH & CASH EQUIVALENT                                 1,030,013       1,496,960

     Cash & Cash Equivalent at start of period                         2,220,509         238,576
                                                                     -----------     -----------
     Cash & Cash Equivalent at end of period                         $ 3,250,522     $ 1,735,536
                                                                     ===========     ===========

Supplemental information for Cash Expenses
     Cash paid for Interest Expenses                                 $     2,397     $    25,903
                                                                     ===========     ===========
     Cash paid for Income Taxes                                      $    14,174     $    46,708
                                                                     ===========     ===========

          The accompanying notes is an integral of these unaudited financial statements.

                         Sancon Resources Recovery, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     For the period ended September 30, 2009
                                   (Unaudited)


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

As of September 30, 2009, the Sancon group comprises of the following companies:

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

(b) Principles of Consolidation

The accompanying unaudited consolidated financial statements include all of the accounts of the Company and all of the subsidiaries under its control, which include Sancon Recycling Pty Ltd., Sancon SH (70%) and CS as of and for the period ended September 30, 2009. While the historical results for the three months and nine months period ended September 30, 2008 include the Company, Sancon Recycling Pty Ltd., Guang Cheng, Sancon SH (70%) and CS. All material inter-company balances and transactions have been eliminated in consolidation.

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

INCOME TAXES

The Company has adopted Financial Accounting Standard No. 109 (SFAS 109) (ASC
740) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

We regularly assess our position with regard to individual tax exposures and record liabilities for our uncertain tax positions and related interest and penalties according to the principles of FAS 5, (ASC 450) Accounting for Contingencies. These accruals reflect management's view of the likely outcomes of current and future audits. The future resolution of these uncertain tax positions may be different from the amounts currently accrued and therefore could impact future tax period expense.

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

NON-CONTROLLING STOCKHOLDERS' INTEREST

The Company owned 70% interest in Sancon Shanghai. As at September 30, 2009 and December 31, 2008 minority interest amounted to $147,874 and $127,829 respectively.

Certain amounts presented for prior periods that were previously designated as minority interests have been reclassified to conform to the current year presentation. Effective January 1, 2009, the Company adopted SFAS No. 160, (ASC
810) "Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51," which established new standards governing the accounting for and reporting of non-controlling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability (as was previously the case); that increases and decreases in the parent's ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also required changes to certain presentation and disclosure requirements. The provisions of the standard were applied to all NCIs prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented. As a result, upon adoption, the Company retroactively reclassified the "Non-controlling stockholders' interest" balance previously included in the "Other liabilities" section of the consolidated balance sheet to a new component of equity with respect to NCIs in consolidated subsidiaries. The adoption also impacted certain captions previously used on the consolidated statement of income, largely identifying net loss including NCI and net loss attributable to Octavian.

RECLASSIFICATIONS

Certain reclassifications have been made in prior period's financial statements to conform to classifications used in the current period.

RECENT PRONOUNCEMENTS

In June 2009, the FASB issued ASC 105 (previously SFAS No. 168, THE FASB ACCOUNTING STANDARDS CODIFICATION AND THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP") - A REPLACEMENT OF FASB STATEMENT NO. 162), (ASC
105) which will become the source of authoritative accounting principles generally accepted in the United States recognized by the FASB to be applied to nongovernmental entities. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature. The Company does not believe that this will have a material effect on its consolidated financial statements.

In June 2009, the FASB issued ASC 855 (previously SFAS No. 165, SUBSEQUENT EVENTS), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. There was no material impact upon the adoption of this standard on the Company's consolidated financial statements.

In June 2009, the FASB issued ASC 860 (previously SFAS No. 166, "Accounting for Transfers of Financial Assets") , which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company does not believe this pronouncement will impact its financial statements.

In June 2009, the FASB issued ASC 810 (previously SFAS No. 167) for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards are effective for us beginning in the first quarter of fiscal year 2010 and we are currently evaluating the impact that adoption will have on our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update ("ASU") 2009-05, which amends ASC Topic 820, MEASURING LIABILITIES AT FAIR VALUE, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. These amended standards are effective for us beginning in the fourth quarter of fiscal year 2009 and are not expected to have a significant impact on our consolidated financial statements.

MARKETABLE SECURITIES

Company classifies investment in marketable securities as `Held to Maturity' in accordance with SFAS 115(ASC 320). Non temporary decline in the fair value of securities is charged to earnings while unrealized gains or losses are not recognized as at September 30, 2009 investment in securities amounted to $259,000 and gross unrecognized holding loss amounted to $17,130.

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

(b). Commitments

Office space:
The Company leases office space in Australia and China. The lease for Australia expires in October 2011 while leases for China expire on various dates between January 2009 and November 2018. Based upon existing leases, without renewals, the minimum lease payments up to expiry are as follows:


                    2009          $  122,328
                                  ----------
                    2010             331,702
                                  ----------
                    2011             263,598
                                  ----------
                    2012            161,407
                                  ----------
                    2013            162,544
                                  ----------
                    Thereafter       732,000
                                  ----------
                    Total         $1,773,579
                                  ==========


The following schedule shows the composition of toral rental expense for all operaring leases except those with terms of a month or less that were not renewed:

                                               YEAR ENDING DECEMBER 31
                                         2009                            2008
                                         ----                            ----
Minimum Rentals                        122,328                         124,500
Contingent Rentals                        -                               -
Less Sublease Rentals                     -                               -


Equipment:
In year 2005, the company purchased a vehicle under capital lease from Toyota Financial Service. The annual interest rate is 7.99% with payment term of sixty
(60) months. The payment is to be made in 59 equal monthly installments of $340 each and the final installment of $5,770. The balance as of September 30, 2009 amounted to $8,064 with $863 as current liability.

In year 2006, the company purchased a vehicle by mortgage loan from CBFC Limited ABN. The annual interest rate is 8.32% with payment term of sixty (60) months. The payment is to be made in 59 equal monthly installments of $469 each and the final installment of $8,582. The balance as of September 30, 2009 amounted to $17,599 with $1,047 as current liability.

In September 2007, the company purchased a vehicle by mortgage loan from CBFC Limited ABN. The annual interest rate is 8.6% with payment term of forty-eight
(48) months. The payment is to be made in 47 equal monthly installments of $411 each and the final installment of $6,748. The balance as of September 30, 2009 amounted to $14,055 with $936 as current liability.

The Company pays approximately $1,219 per month under these leases, the last of which expires in September 2011.

Total minimum lease payments under the above leases are as follows:

                                           Capital
                                            Leases
                                           -------

2010                                        21,728
2011                                        22,422
                                           -------
                                           $44,150
Less: Amount representing interest          (4,432)
Present value of minimum lease payments     39,718
Less: Current portion                       (2,846)
                                           -------
                                           $36,872
                                           =======

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

Following is the Gain/Loss Calculation for disposal of Guang Cheng Int'l Trading Ltd.

                                                        Guang Cheng Gain/Loss
                                                            calculation
                                                        ---------------------
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
                                                            -------

Note 6  EQUITY INVESTMENT

Investment in Shanghai Sheng Rong

On June, 2009, Sancon Shanghai, a 70% owned subsidiary of the company, entered into a investment agreement with Shanghai Sheng Rong Environmental Protection Technology Co.,Ltd. to invested RMB 300,000 or $44,010 in turn held 20% equity interest of Shanghai Sheng Rong. Shanghai Sheng Rong is an environmental service company that operates waste electrical and electronic products in China. Shanghai Sheng Rong was set up on June 19, 2009. As of September 30, 2009, the Company booked investment loss of $197.

The Company's investment in equity for the years ended September 30, 2009 and December 31, 2008 are shown as follows:

                                                 Sept 30, 2009     Dec 31, 2008
                                                 -------------     ------------
Investment in equity at beginning of year           $    --            $   --
                                                    -------            ------
Investment during the 9 month period
                                                     44,010                --
Net loss from equity investment
                                                        197                --
                                                    -------            ------
Total investment in equity at Sep 30. 2009          $43,813            $   --
                                                    =======            ======

The Company's loss from equity investment for the nine month periods ended September 30, 2009 and 2008 are shown as follows:

                                                  Sept 30, 2009     Dec 31, 2008
                                                  -------------     ------------
I
Net loss of Shanghai Shengrong                       $(983)             $     --

Percentage of ownership in Shanghai Shengrong           20%                   --
                                                     -----              --------

Loss from equity investment                          $(197)             $     --
                                                     =====              ========


Note 7. Property, plant & equipment

Property, plant, & equipment are stated at cost, less accumulated depreciation and any impairment in value. The carrying values are reviewed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Impairment losses are recognized in the income statement.

Below is the table of Property, Plant and Equipment as at September 30, 2009:

Total                           Plant and Machinery    Vehicles     Office Equipment    Total

Cost                                    788,111         445,518          34,733       1,268,362
Accumulated Depreciation               (266,440)       (140,894)         (8,838)       (416,172)
-----------------------------------------------------------------------------------------------
Net Carrying Value                      521,671         304,624          25,895         852,190
===============================================================================================

Included in property and equipment is approximately $70,562 of assets, which are leased under non-cancelable leases and accounted for as capital leases, which expire through September 2011. The accumulated depreciation included in the property and equipment for these leases is approximately $36,590.

Below is the table of Property, Plant and Equipment for the fiscal year ended 2008:

Total                           Plant and Machinery    Vehicles     Office Equipment    Total

Cost                                     749,355         383,759          24,589       1,157,703
Accumulated Depreciation                (143,029)        (83,582)         (4,048)       (230,659)
------------------------------------------------------------------------------------------------
Net Carrying Value                       606,326         300,177          20,541         927,044
================================================================================================

Included in property and equipment is approximately $55,833 of assets, which are leased under non-cancelable leases and accounted for as capital leases, which expire through September 2011. The accumulated depreciation included in the property and equipment for these leases is approximately $21,960.

Depreciation and amortization expense for the Nine months period ended September, 2009 and 2008 was $145,268 and $89,699, respectively.

Note 8.  Due to related parties

The amount due to related parties comprised of loan from Mr.Jack Chen, CEO, Mr. David Chen, former CEO and major shareholder, and Jimmy Yiu, independent director of the Company.

Included in the amount due to related parties, there were loans due to Mr. David Chen of $1,886 and loans due to Mr. Jimmy Yiu, independent director of the Company, amounting of $5,021 and loans due to Mr. Jack Chen of $384,848 (net) without interest, unsecured and due on demand.

The shareholder's loan of Mr. Jack Chen included amount due from him of $15,000 and amount due to him of $399,848. We combined these two amounts and result in loans due to Mr. Jack Chen of $384,848. The offsetting amounts due to and due from Mr. Jack Chen are appropriate and comply with FASB Interpretation No. 39(ASC 210).

Note 9.  Stockholders equity

On October 15, 2007, the Company entered into a ten years service agreement with Lyons Capital LLC. In connection with this agreement, Lyons Capital LLC will receive 300,000 shares of Restricted, RULE 144 Stock, for services rendered or to be rendered in the future. The Company issued shares on March 10, 2008 and recorded at the fair market value of $156,000. This amount will be amortized over a period of ten years from January 01, 2008. For the nine month period ended September 30, 2009, the Company recorded $11,700 in consulting expense. The unamortized amount of $128,700 is included under deferred compensation as at September 30, 2009.

On May 15, 2008, the Company entered in a one year service agreement with CEOcast, Inc to provide investor relations services. In connection with this agreement, CEOcast will receive total 600,000 shares of Restricted, RULE 144 Stock. On August 1 and September 30, 2008, the Company issued 300,000 shares to CEOcast separately and recorded at the fair market value of $144,000. This amount will be amortized over a period of twelve months. As of December 31, 2008, the Company recorded $90,000 in consulting expense. The unamortized amount of $54,000 is included under deferred compensation as at December 31, 2008. As of September 30, 2009, the Company recorded $54,000 in consulting expense. There is no unamortized amount under deferred compensation as of September 30, 2009.

On January 01, 2008, the Company entered in a four years employment agreement with Mr. Jack Chen, current CEO. In connection with this agreement, Mr. Jack Chen will receive corporate salary of $90,000 per year that paid in stock. On August 01, 2008 and April 13, 2009, the Company issued 250,000 shares and 350,000 shares of Restricted, RULE 144 Stock to Mr. Jack Chen. The shares recorded at the fair market value of $37,500 and $52,500 respectively. As of the September 30, 2009, the Company recorded $67,500 in due to related parties.

Note 10. Segmental information

Statement of Financial Accounting Standards No. 131 ("SFAS 131"),(ASC 250) "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

During the nine months periods ended September 30, 2009 and 2008, the Company is organized into two business segments: (1) material recycling, (2) waste service. The following table presents a summary of operating information and certain quarter-end balance sheet information for the nine month period ended September 30, 2009 and 2008:

                                 FOR THE NINE MONTHS PERIODS ENDED SEPTEMBER 30,
                                            2009                        2008
Revenues from various areas:

         Material Recycling           $       1,541,322              2,033,622
         Waste Service                        6,608,222              5,961,561
                                      -----------------      -----------------
                     Consolidated     $       8,149,544      $       7,995,183
                                      =================      =================

Net income (loss):
         Material Recycling           $          35,052                188,386
         Waste Service                        1,711,486              1,474,605
         Un-allocted                           (135,084)              (215,668)
                                      -----------------      -----------------
                     Consolidated     $       1,611,454      $       1,447,323
                                      =================      =================

Identifiable assets:                                         December 31, 2008

         Material Recycling           $       1,014,933      $         761,133
         Material Trade                                                157,022
         Waste Service                        4,810,310              2,970,350
         Un-allocted                              1,298                 11,513
                                      -----------------      -----------------
                     Consolidated     $       5,826,541      $       3,900,018
                                      =================      =================

Depreciation and amortization:
         Material Recycling           $          75,101      $          44,403
         Waste Service                           70,167                 45,296
                                      -----------------      -----------------
                     Consolidated     $         145,268      $          89,699
                                      =================      =================

Capital expenditures:
         Material Recycling           $         186,239      $          28,521
         Waste Service                           99,290                128,083
                                      -----------------      -----------------
                     Consolidated     $         285,529      $         156,604
                                      =================      =================


Note 11. Major Customers and Vendors

Pernod Ricard, Hing Yang Hong and Yuewu, our three top customers, provided 73% of net revenue for the nine months period ended September 30, 2009 respectively. Total accounts receivable due from these customers was approximately $659,557 as of September 30, 2009.

Normally, the payment terms of our accounts receivable is about one month and will not be more than two months.

Shuizhou Jiangnan, Aperio Group and Astron are our major vendors. Total accounts payable due to these vendors was $739,770 as of September 30, 2009.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Item 2(a). Discussion for the Interim Operations and Financial Condition

Introduction

Management's discussion and analysis of results of operations and financial condition ("MD&A") is provided as a supplement to the accompanying financial statements and footnotes to help provide an understanding of our financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

o Caution concerning forward-looking statements and risk factors. This section discusses how certain forward-looking statements made by us throughout the MD&A and in the financial statements are based on our present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.
o Overview. This section provides a general description of our business, as well as recent developments that we believe are important in understanding the results of operations and to anticipate future trends in those operations.
o Results of operations. This section provides an analysis of our results of operations for the three months and nine months period ended September 30, 2009 compared to the same period in 2008. A brief description is provided of transactions and events, including any related party transactions that affect the comparability of the results being analyzed.
o Liquidity and capital resources. This section provides an analysis of our financial condition and cash flows for the nine months period ended September 30, 2009 and 2008.
o Critical accounting policies. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

EMPLOYEES

As of September 30, 2009, the Company employed 15 people in Australia subsidiaries. Our joint venture in China employed 20 people full time, and all other personnel of the China joint venture are employed as sub contractors.
 To make our work more efficient, we outsourced a few other functions, such as logistics, bookkeeping and administration, to certain professional firms to enable our resource being focused on sales and processing functions.

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

As a public company, Sancon is subject to certain regulatory requirements including, but not limited to, compliance with Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX404"). Such compliance results in significant additional costs to the Company by increased audit and consulting fees, and the time required by management to address the regulations. The SEC has recently delayed the implementation date of SOX404 for non-accelerated filers until the fiscal year ended December 31, 2009. However, should the Company successfully fulfill its plans to procure financing and expand its operations; the Company may come under the accelerated filer definition, and be required to comply with SOX404 before June 15, 2010. In any case, such cocts will likely affect adversely the Company's business, financial condition and results of operations.

Results of Operations - Comparison between the three and nine months ended September 30, 2009 and the same periods in 2008.

Sales

Sales are generated by service charges and the sale of recyclable materials. The sales for the three months period ended September 30, 2009 were $2,811,917, representing $190,880 or 6% decrease compared to the sales of $3,002,797 in the same period of 2008. Sales in the waste service business decreased from $2,311,118 for the three months period ended September 30, 2008 to $2,188,996 for the three months period ended September 30, 2009, a decrease of $122,122 or 5%. Our waste service business expanded rapidly in the third quarter of 2008. That is due to our effort in the market exploring. It went down slightly from the fourth quarter of 2008 and maintained about $2,200,000 every quarter until now. Sales in the material recycling business also decreased. It was $691,679 for the three months period ended September 30, 2008, however, this number went down to $622,921 for the three months period ended September 30, 2009. It decreased $68,758 or 10%. The decrese of sales in the material recycling business was mainly due to the reduction of economic activities which caused by the current economic crisis. But, compare to the decrease of 36% and 28% in the first and the second quarter of 2009, this is considered a turn around performance. Looking forward, Sancon will continue to generate better results in the fourth quarter of 2009.

Sales for the nine months period ended September 30, 2009 were $8,149,544, representing $154,361 or 2% increase compared to the sales of $7,995,183 in the same period of 2008. Sales in the waste service business increased from $5,961,561 for the nine months period ended September 30, 2008 to $6,608,222 for the nine months period ended September 30, 2009, an increase of $646,661 or 11%. In the year of 2008, Sales in the waste service business were not very good for the first half year. Although it increased a lot in the third quarter, sales for the nine months period ended September 30, 2008 still decreased compare to the same period in the year of 2009. Sales in the material recycling business decreased $492,300 or 24% from $2,033,622 for the nine months period ended September 30, 2008 to $1,541,322 for the nine months period ended September 30, 2009. That is meanly because we are still suffering for the global economic crisis in Australia. But things are getting better now.

Cost of Sales

Cost of sales is the direct cost for sale of the recycling materials. For the three months period ended September 30, 2009, the cost of sales was $1,617,521. It was $378,795 or 31% increase as compared to the cost of sales of $1,238,726 for the three months period ended September 30, 2008. Among which, the cost of sales in the waste service business increased $487,962 or 56% from $863,711 for the three months period ended September 30, 2008 to $1,351,673 for the three months period ended September 30, 2009. The increase mainly contained $204,184 of shipping expenses and $111,956 of labor service fee for sub contractors. All these costs were related to our market expandant and the change of shipping mode that required by the customers. Cost of sales in the material recycling business for the three months period ended September 30, 2008 and 2009 was $390,015 and $265,848 respectively, a decrease of $124,167 or 32%. The decrease of cost of sales in the material recycling business was in line with the sales.

For the three months period ended September 30, 2008 and 2009, cost of sales was 41% and 58% of sales respectively.

For the nine months period ended September 30, 2009, the cost of sales was $4,224,110. It was $880,641 or 26% increase as compared to the cost of sales of $3,343,469 for the nine months period ended September 30, 2008. Among which, the cost of sales in the waste service business increased $1,096,853 or 44% from $2,515,552 for the nine months period ended September 30, 2008 to $3,612,405 for the nine months period ended September 30, 2009. The increase mainly contained $753,019 of shipping expenses, $86,682 for worshop rental fee and $184,389 of labor service fee for sub contractors. The increase in the costs were mainly due to the market expandant and the change of shipping mode that required by customers. Cost of revenue in the material recycling business for the nine months period ended September 30, 2008 and 2009 was $820,417 and $611,705 respectively, a decrease of $208,712 or 25%.

For the nine months period ended September 30, 2008 and 2009, cost of sales was 42% and 52% of sales respectively.

Gross profit

The gross profit for the three months period ended September 30, 2009 was $1,194,396, representing $569,675 or 32% decrease compared to $1,764,071 for the three months period ended September 30, 2008. The gross margin reduced from 59% for the three months period ended September 30, 2008 to 42% for the three months period ended September 30, 2009. The decrease of the gross profit is mainly due to it's reduce in the waste service business of $610,084 or 42%. The decrease in sales and the increase in cost of sales lead to the deline of gross profit in the waste service business. The gross profit in the material recycling business increased $55,409 or 18% from $301,664 for the three months period ended September 30, 2008 to $357,073 for the same period in 2009.

The gross profit for the nine months period ended September 30, 2009 was $3,925,434, representing $726,280 or 16% decrease compared to $4,651,714 for the nine months period ended September 30, 2008. The gross margin reduced from 58% for the nine months period ended September 30, 2008 to 48% for the nine months period ended September 30, 2009. The decrease of the gross profit is due to it's reduce in the waste service business of $450,192 or 13% and in the material recycling business of $283,588 or 23%.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased to $588,521 for the three months period ended September 30, 2009, from $1,461,943 for the three months period ended September 30, 2008, a decrease of $873,422 or 60%. The SG&A expenses in the waste service business was $1,182,078 for the three months period ended September 30, 2008, this number decreased to $247,001 for the three months period ended September 30, 2009. It decreased $935,077 or 79%. The decrease was mainly contained $877,140 of consulting fee and $40,566 of travelling. The high consulting fee and travelling fee paid during the three month ended September 30, 2008 were related to the market devepoping. From the beginning of this year, these kinds of expenses were reduced gradrully. The SG&A expenses in the material recycling business increased $52,727 or 20% from $262,393 for the three months period ended September 30, 2008 to $315,120 for the three months period ended September 30, 2009. The increase was mainly due to the rise of freight charge and accounting fee.The SG&A expenses also included investor relationship expenses which increased $8,928 or 51% from $17,472 for the three months period ended September 30, 2008 to $26,400 for the three months period ended September 30, 2009.

The SG&A expenses was 21% of the sales for the three months period ended September 30, 2009 while it was 49% for the three months period ended September 30, 2008.

Selling, general and administrative expenses decreased to $2,108,126 for the nine months period ended September 30, 2009, from $2,949,104 for the nine months period ended September 30, 2008, a decrease of $840,978 or 29%. The SG&A expenses in the waste service business was $1,869,634 for the nine months period ended September 30, 2008, this number decreased to $1,161,356 for the nine months period ended September 30, 2009. It decreased $708,278 or 38%. The decrease was mainly contained $736,868 of consulting fee. In order to control the cost, the company reduced consulting fee greatly for the nine months period ended September 30, 2009. The SG&A expenses in the material recycling business decreased $178,728 or 18% from $992,298 for the nine months period ended September 30, 2008 to $813,570 for the nine months period ended September 30, 2009. The SG&A expenses also included investor relationship expenses which increased $46,028 or 53% from $87,172 for the nine months period ended September 30, 2008 to $133,200 for the nine months period ended September 30, 2009.

The SG&A expenses was 26% of the sales for the nine months period ended September 30, 2009 while it was 37% for the nine months period ended September 30, 2008.

Depreciation Expense

Depreciation expense increased to $54,958 for the three months period ended September 30, 2009 from $11,493 for the three months period ended September 30, 2008. It increased $43,465 or 378%. The increases were mainly due to the purchase of plant and machinery. The depreciation expense in the waste service business increased $16,053 or 138% from $11,657 for the three months period ended September 30, 2008 to $27,710 for the three months period ended September 30, 2009. The depreciation expense in the material recycling business increased $27,412.

For the three months period ended September 30, 2008 and 2009, depreciation expense was 0.4% and 2% of the sales respectively.

Depreciation expense increased to $145,268 for the nine months period ended September 30, 2009 from $89,699 for the nine months period ended September 30, 2008. It increased $55,569 or 62%. The depreciation expense in the waste service business increased $24,871 or 55% from $45,296 for the nine months period ended September 30, 2008 to $70,167 for the nine months period ended September 30, 2009. The depreciation expense in the material recycling business increased $30,698 or 69%.

For the nine months period ended September 30, 2008 and 2009, depreciation expense was 1% and 2% of the sales respectively.

Other Income (Expense)

For the three months period ended September 30, 2009, the Company booked other expense of $40,361 compared to $69,600 for the three months period ended September 30, 2008. The decrease was $29,239 or 42%.

For the three months period ended September 30, 2009, other expense was 1% of the sales whie it was 2% for the three months period ended September 30, 2008.

For the nine months period ended September 30, 2009, the Company booked other expense of $1,297 compared to $43,939 for the nine months period ended September 30, 2008. The decrease was $42,642 or 97%.

For the nine months period ended September 30, 2009 and 2008, other income was 0.02% and 0.5% of the sales respectively.

Non-Controlling interest in subsidiary
On August 15, 2007, the Company completed the acquisition of 70% of the equity interest in Sancon Resources Recovery (Shanghai) Co., Ltd by exercising its option to convert $200,000 of convertible promissory note. Net income of $5,196 & net loss of $109,952 was attributable to Non-Controlling interest for the three months period ended September 30, 2009 & 2008 respectively. For the three months period ended September 30, 2009 & 2008, non-controlling interest was 0.2% and 4% of the sales respectively.

Non-controlling interest was $42,038 for the nine months period ended September 30, 2008 while it was $20,045 for the nine months period ended September 30, 2009. For the nine months period ended September 30, 2008 and 2009, non-controlling interest was 1% and 0.2% of the sales respectively.

Discontinued Operation

On March 31, 2009, the company sold 100% equity interest of Guang Cheng Int'l Trading Ltd. ("Guang Cheng") for $1,290 plus the assumption of certain liabilities.

There was no discontinued operation for the three months period ended September 30, 2009. During the same period in 2008, gain on discontinued operation was $3,155.

Loss on discontinued operation was $1,884 for the nine months period ended September 30, 2009 while it was $33,246 for the nine months period ended September 30, 2008.

Income Tax

The income tax increased to $1,348 for the three months period ended September 30, 2009 from minus $122,167 for the three months period ended September 30, 2008, an increase of $123,515 or 101%. For the three months period ended September, 2008 and 2009, income tax was 4% and 0.05% of the sales respectively.

The income tax decreased to $37,360 for the nine months period ended September 30, 2009 from $46,365 for the nine months period ended September 30, 2008, a decrease of $9,005 or 19%. For the nine months period ended September 30, 2008 and 2009, income tax was 1% and 0.5% of the sales respectively.

Net loss/income

Net income for the three months period ended September 30, 2009 was $504,012, compared to $456,309 for the three months period ended September 30, 2008, an increase of $47,703 or 10%. The increase is mainly due to the increase of net income in the waste service business of $46,010 or 9% and head office of $55,850 or 68% although net income in the material recycling business decreased $51,003 or 126%. Although the sales and gross profit decreased for the three months period ended September 30, 2009, the significant decrease in SG&A expenses in the waste service business lead to the increase in net income. Net profit margin for the three months period ended September 30, 2009 was 18% while it was 15% for the same period in 2008.

Net income for the nine months period ended September 30, 2009 was $1,611,454, compared to $1,447,323 for the nine months period ended September 30, 2008, an increase of $164,131 or 11%. The increase is mainly due to the significant increase of net income in the waste service business of $236,881 or 16% and head office of $49,222 or 27% although net income in the material recycling business decreased $153,334 or 81%. The dramatic decrese in SG&A expenses in the waste service business was the main reason for the increase of net income. Net profit margin for the nine months period ended September 30, 2009 was 20% while it was 18% for the same period in 2008.

Liquidity and Capital Resources

As shown in the accompanying financial statements, the Company has accumulated profit of $2,979,409 as of September 30, 2009 compared to $1,367,955 as of December 31, 2008. In addition, we have positive working capital $2,867,277 as of September 30, 2009 and it was $1,160,747 as of December 31, 2008. It increased $1,706,530. That is mainly due to the increase of $1,030,013 in cash and cash equivalents and $688,307 in the trade receivables. The strong sales for the nine months period ended September 30, 2009 lead to the great increase in cash and trade receivable.

Operating Activities

The net cash provided by operating activities for the nine months period ended September 30, 2009 amounted to $1,310,290 compared to $1,579,327 for the nine months period ended September 30, 2008, and decrease of $269,037 or 17%. The decrease mainly included trade receivables of $793,015. These decreases were offset by other current assets of $141,510, trade payable of $154,043 .The payment terms of our accounts receivable is about one month and will not be more than two months.

Investing Activities

Net cash used in investing activities amounted to $174,519 for the nine months period ended September 30, 2009 compared to $156,566 for the nine months period ended September 30, 2008, an increase of $17,953 or 11%. It's mainly due to the increase on purchase of property and equipment and long term investment. For the nine months period ended September 30, 2008, the cash used in purchase of property and equipment was $156,604, however, this number increased to $285,529 for the same period in 2009. During the nine months period ended September 30, 2009, the Company disposed equipment and received cash of $152,969. During the nine months period ended September 30, 2009, the Company invested RMB 300,000 or $44,010 to acquire 20% equity of Sheng Rong and had a loss of $197.

Financing Activities

Net cash used in financing activities amounted to $78,539 for the nine months period ended September 30, 2009. For the nine months period ended September 30, 2008, net cash provided by financing activities was $28,749, a decrease of $107,288 or 373%. The decrease mainly included shareholder's loan of $119,890.

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

INCOME TAXES

We account for income taxes in accordance with SFAS No. 109 (ASC 740), Accounting for Income Taxes. SFAS 109 (ASC 740) prescribes the use of the liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance, or increase or decrease this allowance in a period, we increase or decrease our income tax provision in our statement of operations. If any of our estimates of our prior period taxable income or loss prove to be incorrect, material differences could impact the amount and timing of income tax benefits or payments for any period. In addition, as a result of the significant change in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

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

STOCK-BASED COMPENSATION

During December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123(ASC 718)". This statement amends SFAS No. 123(ASC 718), "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123(ASC 718) to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2005 and has adopted the interim disclosure provisions in its financial reports for the subsequent periods.

Effective January 1, 2006, the beginning of Sancon's first fiscal quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R(ASC
718), using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements for granted stock options, since the related purchase discounts exceeded the amount allowed under SFAS 123R(ASC 718) for non-compensatory treatment. Compensation expense recognized included: the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R; and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123(ASC 718). Results for prior periods have not been restated, as provided for under the modified-prospective method.

As of September 30, 2009 and 2008, the Company did not issue or make provision through the issuance of stock options to employees and directors.

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

During the three months ended September 30, 2009, there were no changes in our internal accounting controls or in other factors that materially affected our internal controls over financial reporting.

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

                                                Sancon Resources Recovery, Inc.

Date: November 13, 2009
                                                              By: /s/ Jack Chen
                                                                  -------------
                                                                      Jack Chen
                                                        Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                Sancon Resources Recovery, Inc.

Date:  November 13, 2009
                                                             By: /s/ David Chen
                                                                 --------------
                                                                     David Chen
                                                                       Chairman

Date:  November 13, 2009
                                                             By:  /s/ Jimmy Yiu
                                                                  -------------
                                                                      Jimmy Yiu
                                                           Independent Director

Date:  November 13, 2009
                                                           By:  /s/ Cong Yuanli
                                                                ---------------
                                                                    Cong Yuanli
                                                           Independent Director

Date:  November 13, 2009
                                                             By:  /s/ Jack Chen
                                                                  -------------
                                                                     Jack. Chen
                                                                       Director