Form 10-Q/A
period 2008-03-31
Sancon Resources Recovery, Inc.
filed 2009-11-27
CIK 1288195

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A1


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   For the quarterly period ended March 31, 2008
                                                                  --------------

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

                                EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A is to respond to comments received from the Securities and Exchange Commission's Division of Corporation Finance in its letter dated July 01, 2009 regarding our previously filed Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008, filed with the Securities and Exchange Commission ("SEC") on May 19, 2008 ("Original Form 10-Q"). This amendment amends Item 3. "Controls and Procedures" to revise management's conclusion as to the effectiveness of the Company's disclosure controls and procedures as of March 31, 2008.

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

Sancon Resources Recovery, Inc.

                                  FORM 10-Q/A1


                                      INDEX

                                                                            PAGE

PART I.    FINANCIAL INFORMATION                                               4

Item 3.    Controls and Procedures                                             4

PART II.   OTHER INFORMATION                                                   5

Item 6.    Exhibits                                                            5

           Signatures                                                          6

PART I.   FINANCIAL INFORMATION


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

Remediation

During April 2008, management implemented additional review procedures designed to ensure that the disclosure provided by the Company meets the then current requirements of the applicable filing made under the Exchange Act and methodology to review the statements.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended March 31, 2008, there were no changes in our internal accounting controls or in other factors that materially affected our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 6.  Exhibits

The following list describes the exhibits filed as part of this Report on Form 10-Q/A1.

Exhibit                       Description of Document
Number    Note
31.1       (1)   Certification of Chief Executive Officer, pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to Section 302 of the
                 Sarbanes-Oxley Act of 2002.
31.2       (1)   Certification of Chief Financial Officer, pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to Section 302 of the
                 Sarbanes-Oxley Act of 2002.
----------------------

(1) Filed herewith.

SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Sancon Resources Recovery, Inc.

Date:  November 27, 2009
                                                               By: /s/ Jack Chen
                                                --------------------------------
                                                                       Jack Chen
                                                         Chief Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                 Sancon Resources Recovery, Inc.

Date:  November 27, 2009
                                                              By: /s/ David Chen
                                                --------------------------------
                                                                      David Chen
                                                                        Chairman

Date: November 27, 2009
                                                               By: /s/ Jimmy Yiu
                                                      --------------------------
                                                                       Jimmy Yiu
                                                            Independent Director

Date:  November 27, 2009
                                                             By: /s/ Cong Yuanli
                                                      --------------------------
                                                                     Cong Yuanli
                                                            Independent Director

Date: November 27, 2009
                                                               By: /s/ Jack Chen
                                                      --------------------------
                                                                       Jack Chen
                                                                        Director