Form 10-Q/A
period 2008-09-30
Sancon Resources Recovery, Inc.
filed 2009-11-27
CIK 1288195

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A1


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                               For the quarterly period ended September 30, 2008
                                                              ------------------

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

                                EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A is to respond to comments received from the Securities and Exchange Commission's Division of Corporation Finance in its letter dated July 1, 2009 regarding our previously filed Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008, filed with the Securities and Exchange Commission ("SEC") on November 14, 2008 ("Original Form 10-Q"). This amendment amends Item 3. "Controls and Procedures" to revise management's conclusion as to the effectiveness of the Company's disclosure controls and procedures as of September 30, 2008.

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

                                                 Sancon Resources Recovery, Inc.

Date:  November 27, 2009
                                                              By: /s/ David Chen
                                                --------------------------------
                                                                      David Chen
                                                                        Chairman

Date: November 27, 2009
                                                               By: /s/ Jimmy Yiu
                                                      --------------------------
                                                                       Jimmy Yiu
                                                           Indepentdent Director

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