Form 10-K
period 2009-12-31
Sancon Resources Recovery, Inc.
filed 2010-03-31
CIK 1288195

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year period ended    DECEMBER 31, 2009
                             -----------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

Check whether the Registrant has submitted electronically and posted on it corporate Web site, if any, every Interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act). Yes [ ] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 26, 2010 was approximately $10.1 million (based upon a closing sale price of $0.44 per share, as reported on the OTCBB).

The issuer's revenues for the fiscal year ended December 31, 2009, were $11 million.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock: par value of $0.001; 22,964,996 shares issued and outstanding on December 31, 2009.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

                         Sancon Resources Recovery, Inc.

                                    FORM 10-K

                                FISCAL YEAR 2009


TABLE OF CONTENTS


PART I
Item 1.    Description of Business                                             3
Item 2.    Description of Property                                             6
Item 3.    Legal Proceedings                                                   6
Item 4.    Submission of Matters to a Vote of Security Holders                 6


PART II
Item 5.    Market for Common Equity, Related Stockholder Matters, and
             Small Business Issues/purchases of Equity Securities              7
Item 6.    Management's Discussion and Analysis, or Plan of Operation          8
Item 7.    Financial Statements and Supplementary Data                        13
Item 8.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                         13
Item 8A.   Controls and Procedures                                            14
Item 8B.   Other Information                                                  14


PART III
Item 9.    Directors, Executives Officers, Promoters and Control Persons.
             Compliance with Section 16(a) of the Exchange Act                15
Item 10.   Executive Compensation                                             16
Item 11.   Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters                                  17
Item 12.   Certain Relationships and Related Transactions                     18
Item 13.   Principal Accountant Fees and Services                             19
Item 14.   Exhibits, Financial Statement Schedules                            20


SIGNATURES                                                                    21

                                  -- PART I --

ITEM 1. DESCRIPTION OF BUSINESS

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

The accompanying financial statements present the historical financial condition, results of operations and cash flows of Sancon as of December 31, 2009.

BUSINESS OF THE ISSUER

OVERVIEW OF THE COMPANY AND ITS OPERATIONS

Sancon Resources Recovery, Inc. is an industrial waste recycling company with operations based in Australia and China. Sancon's main operations and services include industrial waste management consulting, collection and reprocess of recyclable materials such as glass, plastic, cardboard, and paper sourced from suppliers such as Aperio Group and Astron. The recycled materials will then enter into manufacture cycles as raw materials. The use of recycled material is both environmentally friendly and is a key part of today's competitive manufacturing process to lower costs. As China gains global manufacturing dominance and current economic crisis, Chinese manufacturers are increasingly turning to recycled materials to lower its costs, resulting tremendous demand for recycled materials import. Sancon currently exports more than 4,000 tons of recycled industrial waste material annually to its processing partners and manufacturers in China. The waste management service is another important operation for the Company. Sancon provides full waste management solutions for manufacturing companies; aim to recover recyclable materials instead of dumping them into land-fills. The major customers for Sancon are Chinese manufacturers and recycled material traders such as Pernod Ricard, Hang Mai and Yue Wu, which are located mainly in the Chinese provinces of Shanghai, Guangdong, Zhejiang and Fujian.

In order to meet the environmental initiatives set for 2010 Shanghai World Expo and promote the concept of "waste separation and conserve resources," Shanghai Municipal Afforestation Bureau launched the "More Green for Shanghai" campaign. Sancon is the only commercial enterprise that has been invited to participate in this campaign. Sancon will place specially made bins for the collection of waste paper from college campuses and office buildings. New copy paper will be given free of charge to the campaign-participating outlets to encourage and reward recycling. The waste paper collection is expected to reach over a thousand tons in 2010.

Sancon has been also awarded a license from the local Chinese Government to collect and process electronic waste such as computers, printers and copiers, as well as electric white goods.

The Sancon group comprises the following companies:

Registered Name                                                               Domicile         Owner    % held   Status
(business is conducted under the registered names)
Sancon Recycling Pty Ltd. ("Sancon AU" hereinafter)                           Australia        Sancon      100   Active
Sancon Resources Recovery (Shanghai) Co., Ltd. ("Sancon SH" hereinafter)      Shanghai         Sancon       70   Active
Crossover Solutions Inc. ("CS" hereinafter)                                   British Virgin   Sancon      100   Active
                                                                              Island

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

Our near-term growth strategy is to first expand our recycling and waste management operations in China by setting up larger network of facilities and logistics operations around Australia and China. Secondly, strengthen our relationships with our existing major suppliers to offer large selection of plastic and glass raw materials. And we aim to increase our processing capacity for recycled plastic and glass waste materials at our existing facilities in Australia and China. Thirdly, develop new markets and customers, like electronic waste materials industry, waste battery disposal and new energy. The well established trust on quality control of the recycled materials with Sancon's customers in Australia and China, and our aggressive expansion plans laid the groundwork firmly for long-term growth.

THE TREND IN CHINESE MARKET

According to China National Resources Recycling Association, recyclable solid waste import to China has experienced a dramatic increase in the last 2 decades. During early 1990's, China imported 1-2 million tons of recyclable wastes per year. By 1999, China imported 10 million tons of recyclable solid wastes per year. In 2006, China imported 37 million tons of recyclable wastes. China's total domestic recycled volume is estimated to have reached over 1 billion tons annually.

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

Promulgated on 25 February 2009 and effective as of January 1, 2011, the Chinese regulations on the administration of the recovery and disposal of waste electrical and electronic products ("WEEE Regulations") are aiming at establishing a system for the disposal and recovery of waste electrical and electronic products, facilitating comprehensive utilization of resources and circular economy development, protecting the environment and safeguarding human health.

In addition to establishing a licensing system for enterprises, the WEEE Regulations set forth labeling obligations on manufacturers and importers, according to which information such as relevant toxic or hazardous substances and methods for recovery/disposal has to be indicated on the products or their introduction manuals.

A dedicated governmental fund will be established to be used as allowance for activities of recovery and disposal of electrical and electronic products. Manufacturers of electrical and electronic products, consignees and their agents are required to pay fees which will go directly into the fund.

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

As our ending customers are diversified with geographic areas, we distribute our products into certain wholesalers who have wide connection with different customers in certain geographic area. Due to the distribution method, we depend on these distributors which are located in China.

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

But the management has identified several key points which will give Sancon the competitive edge in the market place:

1) Sancon offers large selection of plastic and glass raw materials to our customers.
2) Sancon has 6 strategically positioned recycling plants and 40 depots in China and it will enable Sancon to meet the demand for nationwide environmental services.
3) Working closely with more processing partners in China will add value to our products.
4) Industry know-how and management team's ability to ensure all operating and environmental standards are achieved. Our team's experience in logistic management and waste management operations are key factors enabling the delivery of a high standard of service to Sancon's clients.

INTELLECTUAL PROPERTY

None.

EMPLOYEES

As of December 31, 2009, the Company employed 15 people in Australia subsidiaries. Our joint venture in China employed 20 people full time, and all other personnel of the China joint venture are employed as sub contractors. To make our work more efficient, we outsourced a few other functions, such as logistics and administration, to certain professional firms to enable our resource being focused on sales and processing functions.

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

As a public company, Sancon is subject to certain regulatory requirements including, but not limited to, compliance with Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX404"). Such compliance results in significant additional costs to the Company by increased audit and consulting fees, and the time required by management to address the regulations. The SEC has recently delayed the implementation date of SOX404 for non-accelerated filers until June 15, 2010. However, should the Company successfully fulfill its plans to procure financing and expand its operations; the Company may come under the accelerated filer definition, and be required to comply with SOX404 before June 15, 2010. In any case, such costs will likely affect adversely the Company's business, financial condition and results of operations.


ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases office space in Australia and China. The lease for Australia and China expire in 2011 and 2018 respectively. The Australian Office is located in 7-9 Graham Road Clayton South 3169 VIC Australia, Rental fee, without GST and outgoing is $150,143 per annum. The size of the whole building is 2,414 square meters. In China, the major office is located in No 2 Yinqing Lu, Songjiang District, Shanghai. The annual rental fee is $148,900 and the size of the whole building is 5,056 aquare meters. The Company also leases many warehouses in more than 40 cities in China. The total annual rental fee for these warehouses is $213,862 for the year 2009. We may need to lease more facilities for our future operation purpose.


ITEM 3.  LEGAL PROCEEDINGS

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

No matters were submitted to a vote of security holders during fiscal year 2009.

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


                              FISCAL 2009                                       FISCAL 2008
QUARTER      $ HIGH CLOSING PRICE      $ LOW CLOSING PRICE     $ HIGH CLOSING PRICE      $ LOW CLOSING PRICE
-------      --------------------      -------------------     --------------------      -------------------

First                0.20                     0.17                     0.23                     0.11
Second               0.39                     0.13                     0.63                     0.12
Third                0.44                     0.38                     0.61                     0.38
Fourth               0.53                     0.29                     0.45                     0.16


HOLDERS OF THE COMPANY'S STOCK

The Company has issued common stock only. On December 31, 2009, the total number of holders of record as according to our transfer agent was approximately 634.

DIVIDENDS

We did not pay any cash dividends on our common stock for fiscal year ended on December 31, 2009.

UNREGISTERED SALES OF EQUITY SECURITIES

      date              type          amount                   person                 consideration            transaction
      ----              ----          ------                   ------                 -------------            -----------

    1-Feb-06        common share        11,283              R. Gorthuis                     $14,668            Compensation
    1-Feb-06        common share         4,003                 R. Yan                        $4,166            Compensation
    1-Feb-06        common share         3,753    TWC Corporation Services Limited           $3,642        Settlement of debts
    1-Feb-06        common share         9,685              Bok, Wai Kee                     $9,398        Settlement of debts
    1-Feb-06        common share         1,028            Ng, Yu Yan Betty                     $998        Settlement of debts
   10-Feb-06        common share        54,539            Mr. Lu Zhao Hui                   $68,174    Increase investment holdings
   10-Feb-06        common share        61,846              Mr. Song Lin                    $77,308    Increase investment holdings
   25-May-06        common share       -54,539            Mr. Lu Zhao Hui                 ($68,174)    Decrease investment holdings
   25-May-06        common share       -61,846              Mr. Song Lin                  ($77,308)    Decrease investment holdings
   25-May-06        common share        13,110              R. Gorthuis                     $12,668            Compensation
   25-May-06        common share         8,623                 R. Yan                        $8,332            Compensation
   27-Nov-06        common share       250,000           Bear Creek Capital                 $27,500           Consulting fee
   23-Jan-07        common share       250,000           Bear Creek Capital                 $88,500           Consulting fee
   10-Mar-08        common share     1,148,572          Fintel Group Limited               $402,000    Increase investment holdings
   10-Mar-08        common share       300,000           Lyons Capital LLC                 $156,000           Consulting fee
   21-Apr-08        common share      -148,572          Fintel Group Limited              ($52,000)    Decrease investment holdings
    1-Aug-08        common share        50,000              Mr. Xia Chen                     $7,500           Consulting fee
    1-Aug-08        common share       250,000             Mr. Jack Chen                    $37,500            Compensation
    1-Aug-08        common share       300,000              CEOcast, Inc                    $72,000           Consulting fee
   30-Sep-08        common share       300,000              CEOcast, Inc                    $72,000           Consulting fee
   13-Apr-09        common share       350,000             Mr. Jack Chen                    $52,500            Compensation

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS or PLAN OF OPERATION

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

OVERVIEW

Sancon Resources Recovery, Inc. is an industrial waste recycling company with operations based in Australia and China. Sancon currently exports more than 4,000 tons of recycled industrial waste material annually to its processing partners and manufacturers in China. Sancon's main operations and services include industrial waste management consulting, collection and reprocess of recyclable materials such as glass, plastic, cardboard, and paper before its re-entry into manufacture cycles as raw materials. The use of recycled material is both environmentally friendly and is a key part of today's competitive manufacturing process to lower costs. As China gains global manufacturing dominance and current economic crisis, Chinese manufacturers are increasingly turning to recycled materials to lower costs, resulting tremendous demand for recycled materials import. The major customers for Sancon are Chinese manufacturers and recycled material traders such as Pernod Ricard, Hang Mai and Yue Wu etc, which are located mainly in the Chinese provinces of Shanghai, Guangdong, Zhejiang and Fujian.

PLAN OF OPERATION

During the next twelve months, we expect to take the following steps in connection with the development of our business and the implementation of our plan of operations:

o We intend to continue with our marketing strategies to deliver our products in China and provide our waste management service to clients;
o Along with the continued plastic and glass materials products we are now processing, we are also developing to process other materials, such as electronic materials, waste battery and new energy.
o During the next twelve months, the Company expects to set up larger network of collection and sales in China.
o During the next twelve months, the Company is planning to raise additional US$3-4 million cash to facilitate our processing capacity. The capital will be used to some or all of the following activities: 1) acquisition of other companies running similar business in China and the USA; 2) purchase of new equipment to satisfy increasing new type of materials requirements; 3) marketing and general administrative expenses for new operation in China. We may raise such capital through issuing our common stocks or warrants.

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

INCOME TAXES

We account for income taxes in accordance with SFAS No. 109(ASC 740), Accounting for Income Taxes. SFAS 109 prescribes the use of the liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance, or increase or decrease this allowance in a period, we increase or decrease our income tax provision in our statement of operations. If any of our estimates of our prior period taxable income or loss prove to be incorrect, material differences could impact the amount and timing of income tax benefits or payments for any period. In addition, as a result of the significant change in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

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

STOCK-BASED COMPENSATION

Effective January 1, 2006, the beginning of Sancon's first fiscal quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R (ASC 718), using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements for granted stock options, since the related purchase discounts exceeded the amount allowed under SFAS 123R(ASC 718) for non-compensatory treatment. Compensation expense recognized included: the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R (ASC 718); and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123(ASC 718). Results for prior periods have not been restated, as provided for under the modified-prospective method.

As of December 31, 2009 and 2008, the Company did not issue or make provision through the issuance of stock options to employees and directors.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED 31 DECEMBER, 2009 AND 2008

Revenue

Revenue is generated by service charges and the sale of recyclable materials. Revenues for the year ended December 31, 2009 were $10,997,101 as compared to $10,569,830 of 2008, an increase of $427,271 or 4%. The increases were mainly due to the sales amount contributed from the waste service business. The revenues in the waste service business increased from $8,161,471 for the year ended December 31, 2008 to $ 8,811,955 for the year ended December 31, 2009, an increase of $650,484 or 8%. The revenue in the material recycling business decreased $223,213 or 9% from $2,408,359 for the year ended December 31, 2008 to $2,185,146 for the year ended December 31, 2009. The decrease of revenue in the material recycling business was mainly due to the reduction of economic activities which caused by the current economic crisis.

Cost of revenue

Cost of revenue is the direct cost for sale of the recycling materials. For the year ended December 31, 2009, it increased to $5,830,774 from $4,660,110 for the year ended December 31, 2008, an increase of $1,170,664 or 25%. Among which, cost of revenue in the waste service business increased $1,295,416 or 36% from $3,640,217 for the year ended December 31, 2008 to $4,935,633 for the year ended December 31, 2009. The increase mainly contained $1,292,195 of shipping expenses. The increase were related to our market expandant and the change of shipping mode that required by the customers. Cost of revenue in the material recycling business for the fiscal year ended 2008 and 2009 was $1,012,393 and $895,141 respectively, a decrease of $117,252 or 12%. The decrease of cost of sales in the material recycling business was in line with the sales.

For the fiscal year ended 2008, cost of revenue was 44% of revenue compare to 53% for the fiscal year ended 2009.

Gross profit

The gross profit for the year ended December 31, 2009 was $5,166,327, representing $743,393 or 13% decrease compared to $5,909,720 for the year ended December 31, 2008. The gross margin reduced from 56% for the year 2008 to 47% for the year 2009. The decrease of the gross profit is mainly due to its reduce in the waste service business of $644,932 or 14%. The increase in cost of sales leads to the decline of gross profit in the waste service business. The gross profit in the material recycling business also decreased $105,961 or 8% from $1,395,966 for the year ended December 31, 2008 to $1,290,005 for the same period in 2009. Due to the current economic crisis, our material recycling business declined a lot compare last year.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased to $2,860,905 for the year ended December 31, 2009, from $4,226,568 for the year ended December 31, 2008, a decrease of $1,365,663 or 32%. The SG&A expenses in the waste service business was $2,652,532 for the year ended December 31, 2008, however, this number decreased to $1,514,710 for the year ended December 31, 2009. It decreased $1,137,822 or 43% during the period. The decrease was mainly contained $719,253 of consulting fee and $29,157 of meeting fee. The high consulting fee and other SG&A expenses paid during the last year were related to the market developing. From the beginning of this year, these kinds of expenses were reduced gradually. The SG&A expenses in the material recycling business also decrease $90,486 or 7% from $ 1,277,081 for the year ended December 31, 2008 to $1,186,595 for the year 2009. The decrease mainly caused by the decline of sales. The SG&A expenses also included investor relationship expenses which decreased $137,355 or 46% from $296,955 for the year ended December 31, 2008 to $159,600 for the year ended December 31, 2009.

The SG&A expenses was 26% of the revenue for the year 2009 while it was 40% for the year 2008.

Depreciation Expense

Depreciation expense increased to $190,724 for the year ended 2009 from $121,999 for the year 2008. The expenses increased $68,725 or 56% during the year ended on December 31, 2009 as compared to that in 2008. The increases were mainly due to the purchase of plant and machinery for the year 2009. The depreciation expense in the waste service business increased $20,925 or 32% from $66,086 for the year 2008 to $87,011 for the year ended 2009. The depreciation expense in the material recycling business increased $47,800.

For the year ended December 31, 2008, depreciation expense was 1% of the revenue while it was 2% for the year ended December 31, 2009.

Other Income (Expense)

For the year ended December 31, 2009, the Company booked other income of $52,407 compared to $77,062 for the year ended December 31, 2008. The decrease in other income is $24,655 or 32% during the period. The mainly other income received in the year 2009 is tax refund of $44,936.

For the year 2008 and 2009, other income was 0.7% and 0.5% of the revenue respectively.

Discontinued Operation

On March 31, 2009, the company sold 100% equity interest of Guang Cheng Int'l Trading Ltd. ("Guang Cheng") for $1,290 plus the assumption of certain liabilities.

Loss on discontinued operation was $1,884 for the year ended December 31, 2009 while it was gain of $6,161 for the year ended December 31, 2008.

Income Tax

The income tax increased to $ 40,779 for the year ended December 31, 2009 from $17,254 for the year ended December 31, 2008, an increase of $23,525 or 136%. That is because our waste service business contributes $34,349 of income tax for the year ended December 31, 2009 while it was no income tax for the year 2008.

For the year ended December 31, 2009 and 2008, income tax was 0.4% and 0.2% of the revenue respectively.

Non-Controlling interest in subsidiary

On August 15, 2007, the Company completed the acquisition of 70% of the equity interest in Sancon Resources Recovery (Shanghai) Co., Ltd by exercising its option to convert $200,000 of convertible promissory note. Net income of $30,754 and net loss of $25,391 was attributable to Non-Controlling interest for the year ended December 31, 2009 and 2008 respectively. For the year 2009 and 2008, non-controlling interest was 0.3% and 0.2% of the sales respectively.

Net loss/income

Net income for the year ended December 2009 was $2,093,688, compared to $1,652,513 in 2008, an increase of $441,175 or 27%. The increase is mainly due to the significant increase of net income in the waste service business of $377,670 or 20% although net income in the material recycling business decreased $73,305 or 83%. The dramatic decrease in SG&A expenses in the waste service business was the main reason for the increase of the net income. Net profit margin for the year ended December 31, 2009 was 19% while it was 16% for the year 2008.

Liquidity and Capital Resources

As shown in the accompanying financial statements, the Company booked accumulated Profit of $3,461,642 as of December 31, 2009 compares to $1,367,955 for the year ended December 31, 2008. In addition, our working capital is $3,387,860 for the year ended December 31, 2009 and it was $1,160,747 for the year ended December 31, 2008. It increased $2,227,113. That is mainly due to the increase of $1,483,207 in cash and cash equivalents and $699,433 in the trade receivables. The strong sales for the year ended December 31, 2009 lead to the great increase in cash and trade receivable.

Our ability to continue as a going concern depends on the successful execution of our business plan to maintain the current profitability of the company as a whole.

Operating Activities

The net cash provided by operating activities for the year ended December 31, 2009 amounted to $1,869,791 compared to $2,556,250 for the year ended December 31, 2008, and decrease $686,459 or 27%. The decrease mainly included trade receivables of $1,024,881 and trade payable of $265,571. These decreases were offset by net income of $441,175 and other current assets of $ 120,853.The payment terms of our accounts receivable is about one month and will not be more than two months.

Investing Activities

Net cash used in investing activities amounted to $207,859 for the year ended December 31, 2009 compared to $586,132 for the year 2008, a decrease of $378,273 or 65%. It's mainly due to the decrease on purchase of property and equipment and long term investment. For the year ended December 31, 2008, the cash used in purchase of property and equipment was $467,693, however, this number decreased to $197,002 for the same period in 2009. During the year ended December 31, 2009, the Company disposed equipment and received cash of $ 161,354. During the year ended December 31, 2009, the Company invested RMB 300,000 or $44,010 to acquire 20% equity of Sheng Rong and had a loss of $1,332. The company also invested $130,055 on marketable securities for the year 2009.

Financing Activities

Net cash used in financing activities amounted to $74,284 for the year ended December 31, 2009 compared to obtained $9,954 for the year 2008, a decrease of $84,238 or 846%. The decrease mainly included payment on mortgage loan of $20,229. This decrease was offset by shareholders' loan of $ 145,922.

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

ITEM 8A. CONTROLS AND PROCEDURES

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

Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009 based on criteria established under the COSO framework, an integrated framework for evaluation of internal controls issued to identify the risks and control objectives related to the evaluation of the control environment by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation described above, management has concluded that our internal control over financial reporting was not effective as of December 31, 2009. We have limited resources and we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow we will hire skilled professionals that will enable us to implement adequate segregation of duties within the internal control framework.

Our management will also implement additional review procedures designed to ensure that the disclosure provided by the Company meets the current requirements of the applicable filing made under the Exchange Act and methodology to review the statements.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the last fiscal quarter or the fourth fiscal quarter for the year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

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

                                 -- PART III --


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS:
         COMPLIANCE WITH SECTION (16) OF THE EXCHANGE ACT

IDENTIFICATION AND BACKGROUNDS OF DIRECTORS AND OFFICERS

    NAME         AGE      PRINCIPAL POSITION        APPOINTMENT/RESIGNATION DATE

Jack Chen         40     CEO, Director                    November 29, 2002
David Chen        42     Non Executive Chairman              June 1, 2006
Cong Yuanli       59     Director                            June 1, 2006
Maggie Zhang      30     Acting CFO                         August 1, 2009

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

MS. MAGGIE ZHANG, ACTING CHIEF FINANCIAL OFFICER

Ms. Maggie Zhang joined Sancon in 2008 as Finance Manager of the company. She received a Bachelor Degree of Finance from Nanjing Agriculture University in 2003 and a Master Degree of Accounting and Finance from University of Birmingham in 2005.

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


ITEM 10  EXECUTIVE COMPENSATION

OFFICERS' COMPENSATION

Our CEO was compensated approximately $44,000 for the year ended December 31, 2008 and 2009 respectively. In 2007, he was compensated $18,500 and was not compensated for the year ended December 31, 2006. Our CEO also received 350,000 common shares of stock compensation for services rendered for the year ended 2009 while he received 250,000 common shares for the year ended 2008.

DIRECTORS' COMPENSATION

Our Directors has not been compensated as of December 31, 2009.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity compensation plan information as of December 31, 2009


-------------------------------------------- ----------------------- --------------------- -----------------------
Plan category                                 Number of securities     Weighted-average     Number of securities
                                               to be issued upon      exercise price of     remaining available
                                                  exercise of            outstanding        for future issuance
                                              outstanding options,    options, warrants         under equity
                                                    warrants              and rights         compensation plans
                                                   and rights                              (excluding securities
                                                                                            reflected in column
                                                                                                   (a) )
                                                                                                    (c)

                                                      (a)
                                                                             (b)
-------------------------------------------- ----------------------- --------------------- -----------------------
Equity compensation plans approved by
  security holders:None                                -                      -                      -
-------------------------------------------- ----------------------- --------------------- -----------------------
Equity compensation plans not approved
  by security holders:None                             -                      -                      -
-------------------------------------------- ----------------------- --------------------- -----------------------
Total                                                  -                      -                      -
-------------------------------------------- ----------------------- --------------------- -----------------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners

The following persons are known to be the beneficial owners of more than 5% of the Company's voting securities, as of December 31, 2009:

Title of Class       Name and Address of Beneficial Owner      Number of Shares     Percent of Class(1)

Common Stock         Mr. Jack Chen
                     36 Graham St, Surrey Hills,                  8,100,000               35.27%
                     VIC 3127, Australia
Common Stock         Mr. Yiu Lo Chung
                     Unit 1406A, Nanyang Plaza,
                     No. 57, Hung To Road, Kwun                   2,000,000               8.71%
                     Tong, Kowloon, Hong Kong
Common Stock         Mr. Chen Guanliang
                     2-1,Floor 21, No. 4,
                     Dahuanjiayuan, Huangyan                      2,000,000               8.71%
                     District, Taizhou, Zhejiang,
                     China

Notes:

(1) Based on 22,964,996 issued and outstanding voting common stock as of December 31, 2009.

Security ownership of management

The following persons are known to be the beneficial owners of the Company's voting securities, as of December 31, 2009:

    Title of Class        Name and Address of Beneficial Owner                  Number of Shares           Percent of Class(1)
    --------------        ------------------------------------                  ----------------           -------------------

Common Stock            Mr. Jack Chen
                        36 Graham St, Surrey Hills,                                8,100,000                     35.27%
                        VIC 3127, Australia

Common Stock            Mr. Chen Guanliang
                        2-1, Floor 21, No. 4,
                        Dahuanjiayuan, Huangyan                                    2,000,000                      8.71%
                        District, Taizhou, Zhejiang, China
Common Stock            Mr. Yiu Lo Chung
                        Unit 1406A, Nanyang Plaza,
                        No. 57, Hung To Road, Kwun                                 2,000,000                      8.71%
                        Tong, Kowloon, Hong Kong
Common Stock            Mr. David Chen
                        No 2 Yinqing Lu, Songjiang District,
                        Shanghai China                                              596,270                       2.6%

                                       17

Notes:

(1) Based on 22,964,996 issued and outstanding voting common stock as of December 31, 2009.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is no any transaction as of December 31, 2009.

ITEM 13.  EXHIBITS

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the fiscal year ended December 31, 2009, our principal independent accountant was Kabani & Company, Inc, the services of which were provided in the following categories and amount:

AUDIT FEES

Kabani & Company, Inc is our independent accountant from November 27, 2006. The aggregate fees billed by Kabani & Company, Inc for professional services rendered for the audit of our financial statements for the year ended December 31, were approximately $102,500.

AUDIT RELATED FEES

Other than the fees described under the caption "Audit Fees" above, Kabani & Company, Inc did not bill any fees for services rendered to us during fiscal year 2009 for assurance and related services in connection with the audit or review of our financial statements.

TAX FEES

There were no fees billed by Kabani & Company, Inc for professional services rendered during the fiscal year ended December 31, 2009 for tax compliance, tax advice, and tax planning.

ALL OTHER FEES

There were no fees billed by Kabani & Company, Inc for other professional services rendered during the fiscal year ended December 31, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Sancon Resources Recovery, Inc.

Date:  March 31, 2010
                                                               By: /s/ Jack Chen
                                                --------------------------------
                                                                       Jack Chen
                                                         Chief Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                 Sancon Resources Recovery, Inc.

Date:  March 31, 2010
                                                              By: /s/ David Chen
                                                --------------------------------
                                                                      David Chen
                                                                        Chairman

Date:  March 31, 2010
                                                              By:  /s/ Jimmy Yiu
                                                      --------------------------
                                                                       Jimmy Yiu
                                                            Independent Director

Date:  March 31, 2010
                                                            By:  /s/ Cong Yuanli
                                                      --------------------------
                                                                      Cong Yuanl
                                                            Independent Director

Date:  March 31, 2010
                                                              By:  /s/ Jack Chen
                                                      --------------------------
                                                                       Jack Chen
                                                                        Director

FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm                     F-2

Consolidated Balance Sheets as of December 31, 2009 and 2008                F-3

Consolidated Statements of Income for the years ended December 31, 2009
and December 31, 2008                                                       F-5

Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 2009 and 2008                                                 F-6

Consolidated Statements of Cash Flows for the years ended
December 31, 2009 and 2008                                                  F-7

Notes to the Consolidated Financial Statements for the years ended          F-9
December 31, 2009 and 2008

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Sancon Resources Recovery, Inc.

We have audited the accompanying consolidated balance sheets of Sancon Resources Recovery, Inc. and its subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sancon Resources Recovery, Inc. and its subsidiaries as of December 31, 2009 and 2008, and the results of its consolidated statements of operations, stockholders' equity, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




/s/ KABANI & COMPANY, INC.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California

Date: March 31, 2010


                         SANCON RESOURCES RECOVERY, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------
                                                                As at
                                                     ---------------------------
                                                     December 31,   December 31,
                                                        2009           2008
                                                     ------------   ------------
Current assets
   Cash and cash equivalents                         $  3,703,716   $  2,220,509
   Trade receivables, net                                 988,673        289,240
   Inventory                                               16,013          7,270
   Deferred Tax Asset                                      33,057         22,107
   Other current assets                                   285,933         61,916
   Advance and prepayment                                  49,502         75,389
   Held to maturity securities                            129,000             --
   Current assets of entity disposed off                       --        156,964
                                                     ------------   ------------
          Total current assets                          5,205,894      2,833,395

Property, plant & equipment, net                          958,041        927,044
Security deposit                                            9,824          7,598
Held to maturity securities-non current                   129,993        128,938
Investment                                                 42,678             --
                                                     ------------   ------------
          Total Assets                               $  6,346,430   $  3,896,975
                                                     ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Liabilities
   Current liabilities
      Trade payables                                 $    886,034   $    747,786
      Capital lease - current                              15,925          8,735
      Accrued expenses and other payables                 189,969        252,424
      Tax payables                                         97,779        110,314
      Due to related parties                              420,504        412,291
      Loan Payable-current                                 26,199             --
      Other payables                                      181,624        116,178
      Current liability of entity disposed off                 --         24,920
                                                     ------------   ------------
          Total current liability                       1,818,034      1,672,648

   Long term liability
      Capital lease                                        21,799         29,175
      Loan Payable                                         56,117             --
                                                     ------------   ------------
          Total liability                               1,895,950      1,701,823
                                                     ------------   ------------



                                 SANCON RESOURCES RECOVERY, INC.
                             CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                                          As at
                                                              ------------------------------
                                                               December 31,    December 31,
                                                                   2009            2008
                                                              -------------    -------------

Stockholders' Equity
     Share Capital
        Authorized: 500,000,000 common shares, par value
        $0.001 per share.Issued and Outstanding: 22,964,996
        shares and 22,614,996 shares as of December 31,
        2009 and December 31, 2008 respectively                      22,965           22,615

     Additional paid-in capital                                     860,449          808,299
     Non-controlling interest                                       158,583          127,829
     Deferred Compensation                                         (124,800)        (194,400)
     Other comprehensive income                                      71,641           62,854
     Retained Earnings                                            3,461,642        1,367,955
                                                              -------------    -------------
        Total stockholders' equity                                4,450,480        2,195,152
                                                              -------------    -------------
        Total liabilities & stockholders' equity              $   6,346,430    $   3,896,975
                                                              =============    =============

 The accompanying notes are an integral part of these consolidated financial statements.



                                 SANCON RESOURCES RECOVERY, INC.
                                CONSOLIDATED STATEMENTS OF INCOME

                                                                 For the years ended December 31,
                                                                      2009             2008
                                                                  -------------    -------------

Net Sales                                                         $  10,997,101    $  10,569,830
Cost of sales                                                         5,830,774        4,660,110
                                                                  -------------    -------------
     Gross profit                                                     5,166,327        5,909,720

Operating Expenses
     Depreciation                                                       190,724          121,999
     Selling, General and Administrative                              2,860,905        4,226,568
                                                                  -------------    -------------
         Total operating expenses                                     3,051,629        4,348,567
                                                                  -------------    -------------
Operating Income                                                      2,114,698        1,561,153

Other Income (Expense)
     Other income                                                        45,753           45,970
     Investment Loss                                                     (1,331)              --
     Interest income                                                      7,985           31,092
                                                                  -------------    -------------
     Total other income (expense)                                        52,407           77,062
                                                                  -------------    -------------

Income from continued operations before
income taxes and discontinued Operation                               2,167,105        1,638,215

Discontinued Operation
     Gain (loss) from Discontinued Operation                                (50)           2,341
     Gain (loss) on Disposal of a subsidiary                             (1,834)           3,820
                                                                  -------------    -------------
Gain (loss)on Discontinued Operations                                    (1,884)           6,161
                                                                  -------------    -------------

Income before income taxes and non-controlling interest               2,165,221        1,644,376

Less: Income taxes                                                       40,779           17,254

Less: Net income (loss) attributed to non-controlling interest           30,754          (25,391)

                                                                  -------------    -------------
Net income                                                            2,093,688        1,652,513

Other comprehensive item:
Foreign currency translation gain                                         8,787           54,803

                                                                  -------------    -------------
Net comprehensive income                                          $   2,102,475    $   1,707,316
                                                                  =============    =============

Earnings per share:
     Basic & diluted earnings per share-continued operations      $        0.09    $        0.08
                                                                  =============    =============
     Basic & diluted earnings per share-discontinued operations   $       (0.00)   $        0.00
                                                                  =============    =============
     Basic & diluted earnings per share                           $        0.09    $        0.08
                                                                  =============    =============
     Basic & diluted weighted average shares outstanding             22,866,229       21,794,722
                                                                  =============    =============


 The accompanying notes are an integral part of these consolidated financial statements.



                                                 SANCON RESOURCES RECOVERY, INC.
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                         FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

                                                     Additional     Non-                      Other
                            Common        Common      Paid in    controlling    Deferred   Comprehensive   Retained
                            Shares        Stock       Capital     Interest    Compensation    Income       Earnings       Total
                          -----------  -----------  -----------  -----------  -----------   -----------   -----------   -----------

Balance as of December     20,414,996  $    20,415  $   115,499  $   153,220  $        --   $     8,051   $   284,558)  $    12,627
31, 2007

Issuance of shares for      1,000,000        1,000      349,000           --           --            --            --       350,000
cash received in
prior years

Issuance of shares for        250,000          250       37,250           --           --            --            --        37,500
compensation

Issuance of shares for         50,000           50        7,450           --           --            --            --         7,500
services

Issuance of shares for        900,000          900      299,100           --     (300,000)           --            --            --
deferred compensation

Amortization of                    --           --           --           --      105,600            --            --       105,600
deferred compensation

Foreign Currency                   --           --           --           --           --        54,803            --        54,803
Translation

Non-controlling                    --           --           --      (25,391)          --            --            --       (25,391)
stockholders' interest

Net income for the year            --           --           --           --           --            --     1,652,513     1,652,513
                          -----------  -----------  -----------  -----------  -----------   -----------   -----------   -----------

Balance as of December     22,614,996       22,615      808,299      127,829     (194,400)       62,854     1,367,955     2,195,152
31, 2008

Issuance of shares
against compensation          350,000          350       52,150           --           --            --            --        52,500
accrued in 2008

Amortization of                    --           --           --           --       69,600            --            --        69,600
deferred compensation

Foreign Currency                   --           --           --           --           --         8,787            --         8,787
Translation

Non-controlling                    --           --           --       30,754           --            --            --        30,754
stockholders' interest

Net income for the year            --           --           --           --           --            --     2,093,688     2,093,688

                          -----------  -----------  -----------  -----------  -----------   -----------   -----------   -----------
Balance as of              22,964,996  $    22,965  $   860,449  $   158,583  $  (124,800)  $    71,641   $ 3,461,642   $ 4,450,480
December  31, 2009
                          ===========  ===========  ===========  ===========  ===========   ===========   ===========   ===========

                           The accompanying notes are an integral part of these consolidated financial statements




                                 SANCON RESOURCES RECOVERY, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       For the years ended December 31,
                                                                             2009            2008
                                                                          -----------    -----------

Cash Flows from Operating Activities
        Net Income                                                        $ 2,093,688    $ 1,652,513
        Adjustments to reconcile net income to net cash flows
        provided by (used in) operating activities:
              Depreciation and amortization                                   190,724        121,999
              Loss from investment in Shengrong                                 1,332             --
              Gain on disposal of property and equipment                        9,369             --
              Shares issued in lieu of compensation & service                      --         45,000
              Amortization of deferred compensation                            69,600        105,600
              Stock compensation                                                   --         52,500
              Non-controlling interest                                         30,754        (25,391)
              Changes in current assets and liabilities:
                Decrease (increase) in trade receivables                     (698,143)       326,738
                Decrease (increase) in inventory                               (8,743)        (3,507)
                Decrease (increase) in advance to suppliers                    12,447        (11,997)
                Decrease (increase) in other current assets                   (99,428)      (220,281)
                Increase (decrease) in tax payable                            (12,535)       (63,428)
                Increase (decrease) in trade payable                          138,248        403,819
                Increase (decrease) in other current liabilities              142,478        135,576
                                                                          -----------    -----------
              Net cash provided by continued operations                     1,869,791      2,519,141
                                                                          -----------    -----------
              Net cash used in discontinued operations                             --         37,109
                                                                          -----------    -----------
              Net cash flows provided by operating activities               1,869,791      2,556,250
                                                                          -----------    -----------

Cash Flows from Investing Activities
        Investment in securities                                             (130,055)      (128,400)
        Purchase of property and equipment                                   (197,002)      (467,693)
        Investment in Shengrong                                               (44,010)            --
        Cash increased from disposal of property and equipment                161,354             --
                                                                          -----------    -----------
              Net cash used in continued operations                          (209,713)      (596,093)
                                                                          -----------    -----------
              Net cash provided by discontinued operations                      1,854          9,961
                                                                          -----------    -----------
              Net cash flows used in Investing activities                    (207,859)      (586,132)
                                                                          -----------    -----------

Cash Flows from Financing Activities
        Shareholders' loan                                                    (74,098)        71,824
        Payment of mortgage loan                                                 (186)       (20,415)
              Net cash provided by/(used in) continued operations             (74,284)        51,409
                                                                          -----------    -----------
              Net cash used in discontinued operations                             --        (41,455)
                                                                          -----------    -----------
              Net cash flows provided by/(used in) financing activities       (74,284)         9,954
                                                                          -----------    -----------

Effect of exchange rate changes on cash                                      (104,441)         1,793
                                                                          -----------    -----------

Net Increase in Cash & Cash Equivalent                                      1,483,207      1,981,865



                                 SANCON RESOURCES RECOVERY, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS(CONTINUED)

                                                                      For the years ended December 31,
                                                                              2009         2008
                                                                           ----------   ----------

        Cash & Cash Equivalent at start of period                           2,220,509      238,644
                                                                           ----------   ----------
        Cash & Cash Equivalent at end of period                            $3,703,716   $2,220,509
                                                                           ==========   ==========


Supplemental information for Cash Expenses
        Cash paid for Interest Expenses                                    $    3,146   $    5,823
                                                                           ==========   ==========
        Cash paid for Income Taxes                                         $   40,779   $   78,987
                                                                           ==========   ==========

Supplemental information for Non-Cash Financing and Investing activities
        Issuance of shares against deferred compensation                   $       --   $  300,000
                                                                           ==========   ==========

         The accompanying notes are an integral part of these consolidated financial statements.

                                              F-8

                         SANCON RESOURCES RECOVERY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ORGANIZATION AND NATURE OF OPERATIONS

Sancon Resources Recovery, Inc. ("Sancon", or "the Company", or "we", or "us") is registered in Nevada. Sancon Resources Recovery, Inc. is an environmental service and waste management company that operates recycling facilities in China and Australia. Sancon specializes in the collection and recovery of industrial and commercial solid wastes such as plastic, paper, cardboard, and glass.

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

Since its acquisition, Crossover solution Inc has begun the operation of providing services for management and granulation of waste materials for its clients located in China.

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


NOTE 2 PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include all of the accounts of the Company and all of the subsidiaries under its control, which include Sancon Recycling Pty Ltd., Sancon SH (70%) and CS as of and for the year ended December 31, 2009. While the historical results for the year ended December 31, 2008 included Sancon Recycling Pty Ltd., Guang Cheng, Sancon SH (70%) and CS. All material inter-company balances and transactions have been eliminated in consolidation.

NOTE 3 SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

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

CASH AND CASH EQUIVALENTS
-------------------------

Cash and cash equivalents include cash in hand and cash in bank accounts mainly used for the business operations with maturities of less than 90 days.

ALLOWANCE FOR BAD DEBTS
-----------------------

The Company presents accounts receivable at the net of allowances for doubtful accounts. The allowances are calculated based on detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting the Company's customer base. The Company reviews a customer's credit history before extending credit. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. No provision for doubtful accounts has been made in these financial statements, as the accounts are considered collectible in full. As at December 31, 2009 and 2008 allowance for bad debt amounted to $0 and $47,170 respectively

HELD TO MATURITY SECURITIES
---------------------------

Company classifies investment in marketable securities as `Held to Maturity' in accordance with SFAS 115(ASC 320). Non temporary decline in the fair value of securities is charged to earnings while unrealized gains or losses are not recognized as at December 31, 2009 and 2008. As of December 31, 2009 and 2008, the investment in securities amounted to $258,993 and $128,938.

The held to maturity securities of $129,000 will be matured on August 19, 2010 and $129,993 will mature on August 22, 2011. So they are classified under current assets and non current assets respectively in the accompanied financial statements.

PROPERTY, PLANT & EQUIPMENT
---------------------------

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

For our subsidiary in Shanghai we use straight line method over the following estimated useful lives:


            Plant and Machinery                                           10 yrs
            Motor Vehicles                                                5 yrs
            Office equipment                                              5 yrs
            Computer                                                      3 yrs


IMPAIRMENT OF LONG-LIVED ASSETS
-------------------------------

The Company periodically reviews its portfolio of assets for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets ("SFAS 144") (ASC 360)." Such review necessitates estimates of current market values; re-lease rents, residual values and component values. The estimates are based on currently available market data and are subject to fluctuation from time to time. The Company initiates its review periodically, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in the forecasting of future operating results which are used in the `reparation of projected undiscounted cash flows and, should different conditions prevail, material write downs may occur. There was no impairment in Company's long lived assets as at December 31, 2009 and 2008.

FOREIGN CURRENCY TRANSLATION ADJUSTMENT
---------------------------------------

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

Translation gains and losses resulting from fluctuations in exchange rates are recorded as a separate component of other comprehensive income within stockholders' equity as cumulative translation adjustments. Gains and losses resulting from foreign currency transactions are included in results of operations. Foreign currency translation adjustments for the years ended December 31, 2009 and 2008 amounted to $8,787 and $54,803.


REVENUE RECOGNITION
-------------------

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104(ASC 605). Sales revenue is recognized when the significant risks and rewards of the ownership of goods have been transferred to the buyers. No revenue is recognized if there are significant uncertainties regarding the recovery of the consideration due, the possible return of goods, or when the amount of revenue and the costs incurred or to be incurred in respect of the transaction cannot be measured reliably.

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

We regularly assess our position with regard to individual tax exposures and record liabilities for our uncertain tax positions and related interest and penalties according to the principles of SFAS 5 (ASC 450) , Accounting for Contingencies. These accruals reflect management's view of the likely outcomes of current and future audits. The future resolution of these uncertain tax positions may be different from the amounts currently accrued and therefore could impact future tax period expense.

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

COMPREHENSIVE INCOME
--------------------

Statement of Financial Accounting Standards No. 130 ("SFAS 130") (ASC 220), "Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 (ASC 220) requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. As at December 31, 2009 and 2008 other comprehensive income amounted to $71,641 and $62,854 respectively.

NON-CONTROLLING INTEREST
------------------------

The Company owns 70% ownership interest in Sancon Resources Recovery (Shanghai) Co., Ltd. As of December 31, 2009, non-controlling interest in Sancon SH amounted to $158,583 compared to $127,829 as of December 31, 2008.

STOCK BASED COMPENSATION
------------------------

Effective January 1, 2006, the beginning of SRPL's first fiscal quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R (ASC
718), using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements for granted stock options, since the related purchase discounts exceeded the amount allowed under SFAS 123R (ASC 718) for non-compensatory treatment. Compensation expense recognized included: the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R (ASC 718); and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated, as provided for under the modified-prospective method.

As of December 31, 2009 and December 31, 2008, the Company did not issue or make provision through the issuance of stock options to employees and directors.


BASIC AND DILUTED EARNINGS PER SHARE
------------------------------------

Basic earnings per share ("EPS") is calculated using net earnings (the numerator) divided by the weighted-average number of shares outstanding (the denominator) during the reporting period. Diluted EPS includes the effect from potentially dilutive securities. Diluted EPS is equal to basic EPS for all periods presented, as the Company has no potentially dilutive securities.

STATEMENT OF CASH FLOWS
-----------------------

In accordance with Statement of Financial Accounting Standards No. 95 (ASC 230), "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

SEGMENT REPORTING
-----------------

The Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131") (ASC 250), "Disclosures about Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. SFAS 131 (ASC 250) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 (ASC 250) also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance.

RECLASSIFICATIONS
-----------------

Certain reclassifications have been made in prior years' financial statements to conform to classifications used in the current year.

RECENT PRONOUNCEMENTS
---------------------

In September 2009, the Financial Accounting Standards Board ("FASB") issued guidance related to revenue recognition for multiple element deliverables which eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the consideration that is attributable to items that already have been delivered. Under the new guidance, the relative selling price method is required to be used in allocating consideration between deliverables and the residual value method will no longer be permitted. This guidance is effective prospectively for revenue arrangements entered into or materially modified in 2011 although early adoption is permitted. A company may elect, but will not be required, to adopt the amendments retrospectively for all prior periods. The Company is currently evaluating this guidance and has not yet determined the impact, if any, that it will have on the consolidated financial statements.

In June 2009, the FASB issued ASC 105 (previously SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("GAAP")" - a replacement of FASB Statement No. 162), which will become the source of authoritative accounting principles generally accepted in the United States recognized by the FASB to be applied to nongovernmental entities.

In June 2009, the FASB issued ASC 855 (previously SFAS No. 165, "Subsequent Events"), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. There was no material impact upon the adoption of this standard on the Company's consolidated financial statements.
In June 2009, the FASB issued ASC 860 (previously SFAS No. 166, "Accounting for Transfers of Financial Assets") , which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company does not believe this pronouncement will impact its financial statements.
In June 2009, the FASB issued ASC 810 (previously SFAS No. 167) for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards are effective for us beginning in the first quarter of fiscal year 2010 and we are currently evaluating the impact that adoption will have on our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update ("ASU") 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. These amended standards became effective for us beginning in the fourth quarter of fiscal year 2009 and are not expected to have a significant impact on our consolidated financial statements.

NOTE 4. CONCENTRATIONS AND COMMITMENTS

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

(B) COMMITMENTS & CONTINGENCY

OFFICE SPACE LEASES
-------------------

The Company leases office space in Australia and China. The lease for Australia will expire in October 2011 while leases for China will expire on various dates between January 2010 and November 2018. Based upon existing leases, without renewals, the minimum lease payments up for the next five years after December 31, 2009 to expiry are as follows:

                     2010                          $        374,643
                     2011                                   266,226
                     2012                                   161,407
                     2013                                   162,544
                     Thereafter                             852,865
                                                   ----------------
                     Total                         $      1,817,684
                                                   ================

The following schedule shows the composition of total rental expense for all operating leases except those with terms of a month or less that were not renewed:

                                                 Year Ending December 31
                                            2010                          2009
                                          ---------                    ---------
            Minimum Rentals               $ 374,643                    $ 362,762
            Contingent Rentals                  -                          -
            Less Sublease Rentals               -                          -

EQUIPMENT LEASES:
-----------------

In year 2005, the company purchased a vehicle under capital lease from Toyota Financial Service. The annual interest rate is 7.99% with payment term of sixty
(60) months. The payment is to be made in 59 equal monthly installments of $348 each and the final installment of $5,904. The balance as of December 31, 2009 amounted to $7,368 which is current liability.

In year 2006, the company purchased a vehicle by mortgage loan from CBFC Limited ABN. The annual interest rate is 8.32% with payment term of sixty (60) months. The payment is to be made in 59 equal monthly installments of $479 each and the final installment of $8,781. The balance as of December 31, 2009 amounted to $16,935 with $4,514 as current liability.

In September 2007, the company purchased a vehicle by mortgage loan from CBFC Limited ABN. The annual interest rate is 8.6% with payment term of forty-eight
(48) months. The payment is to be made in 47 equal monthly installments of $420 each and the final installment of $6,904. The balance as of December 31, 2009 amounted to $13,421 with $4,043 as current liability.

The Company pays approximately $1,247 per month under these leases, the last of which expires in September 2011.

Total minimum lease payments under the above leases for the next five years after December 31, 2009 are as follows:

                                                                     Capital
                                                                     Leases
===============================================================  =============
2010                                                                    18,489
2011                                                                    22,940
                                                                 -------------
                                                                 $      41,429
Less: Amount representing interest                                      (3,705)
Present value of minimum lease payments                                 37,724
Less: Current portion                                                  (15,925)
                                                                 -------------
                                                                 $      21,799
                                                                 =============

LEGAL PROCEEDINGS:
------------------

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

NOTE 5.  EQUITY INVESTMENTS

INVESTMENT IN SHANGHAI SHENG RONG
---------------------------------

On June, 2009, Sancon SH, a 70% owned subsidiary of the company, entered into a investment agreement with Shanghai Sheng Rong Environmental Protection Technology Co.,Ltd. ("Shanghai Sheng Rong') to invest RMB 300,000 or approx. $44,010 in turn held 20% equity interest of Shanghai Sheng Rong. Shanghai Sheng Rong is an environmental service company that operates waste electrical and electronic products in China. Shanghai Sheng Rong was set up on June 19, 2009. As per FASB ASC 323-10-15-8) (formerly APB 18, par. 17), the company uses the equity method for accounting the investment. As of December 31, 2009, the Company booked investment loss of $1,332.

The Company's investment in equity for the years ended December 31, 2009 and December 31, 2008 are shown as follows:

                                                     12-31-2009     12-31-2008
                                                    -------------   -----------
Investment in equity at beginning of year           $          --   $        --
Investment during the year                                 44,010            --
Net loss from equity investment                            (1,332)           --
                                                    -------------   -----------
Total investment in equity at December 31, 2009     $      42,678   $        --
                                                    =============   ===========

The Company's loss from equity investment for the years ended December 31, 2009 and 2008 are shown as follows:

                                                     12-31-2009     12-31-2008
                                                    -----------    ------------
Net loss of Shanghai Sheng Rong                     $    (6,659)   $         --
Percentage of ownership in Shanghai Sheng Rong               20%             --
                                                    -----------    ------------
Loss from equity investment                         $    (1,332)   $         --
                                                    ===========    ============

NOTE 6 PROPERTIES AND EQUIPMENT

Property, plant and equipment are stated at cost, less accumulated depreciation and any impairment in value. The carrying values are reviewed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Impairment losses are recognized in the income statement.

As of December 31, 2009, the property and equipment of the Company consisted of the following:

                            Plant and                      Office
         Items              Machinery      Vehicles       Equipment        Total
-------------------------  -----------    -----------    -----------    -----------
Cost                       $   815,309    $   582,924    $    35,545    $ 1,433,778
Accumulated Depreciation      (300,610)      (164,230)       (10,897)      (475,737)
                           -----------    -----------    -----------    -----------
    Net Carrying Value     $   514,699    $   418,694    $    24,648    $   958,041
                           ===========    ===========    ===========    ===========

Included in property and equipment is approximately $72,195 of assets, which are leased under non-cancelable leases and accounted for as capital leases, which expire through September 2011. The accumulated depreciation included in the property and equipment for these leases is approximately $40,451.

As of December 31, 2008, the property and equipment of the Company consisted of the following:

                            Plant and                      Office
         Items              Machinery      Vehicles       Equipment        Total
-------------------------  -----------    -----------    -----------    -----------
Cost                       $   749,355    $   383,759    $    24,589    $ 1,157,703
Accumulated Depreciation      (143,029)       (83,582)        (4,048)      (230,659)
                           -----------    -----------    -----------    -----------
    Net Carrying Value     $   606,326    $   300,177    $    20,541    $   927,044
                           ===========    ===========    ===========    ===========

Included in property and equipment is approximately $55,833 of assets, which are leased under non-cancelable leases and accounted for as capital leases, which expire through September 2011. The accumulated depreciation included in the property and equipment for these leases is approximately $21,960.

Depreciation and amortization expense for the years ended December 31, 2009 and December 31, 2008 was $190,724 and $121,999, respectively.

NOTE 7 SHORT TERM AND LONG TERM LOAN PAYABLE

On November 19, 2009, Sancon SH, a 70% owned subsidiary of the Company, purchased a vehicle with loan from Mercedes-Benz Auto Finance Limited. The total loan principle amount is $84,411, unsecured, with annual interest rate of 7.6% and payment term of thirty-six (36) months. The payment is to be made in thirty-six (36) equal monthly installments of $2,630 each from December 2009 to November 2011. The Company classified the loan balance under current and noncurrent liabilities respectively in the accompanied financial statements. As of December 31, 2009 and 2008, short term loan payable amounted to $26,199 and $0 and long term loan payable amounted to $56,117 and $0 respectively.

For the year ended December 31, 2009, Sancon SH accrued and paid interest $535 for the loan.

The following is the future payment schedule of the long term loan:

Loan payable to Mercedes-Benz Auto Finance Limited, interest at 7.6% annually, equal monthly installment payment of $2,630 each

2010                                                     $              31,560
2011                                                                    31,560
2012                                                                    28,930
                                                         ---------------------
Total                                                    $              92,050
                                                         =====================


NOTE 8. RELATED PARTY TRANSACTIONS

The amount due to related parties comprised of loan from Mr. Jack Chen, CEO, Mr. David Chen, former CEO and major shareholder, and Jimmy Yiu, independent director of the Company.

Included in the amount due to related parties, there are loans due to Mr. David Chen of $6,216 and loans due to Mr. Jimmy Yiu, independent director of the Company, amounting to $5,021 and loans due to Mr. Jack Chen of $409,267. The amounts are interest, unsecured and due on demand.

The shareholder's loan of Mr. Jack Chen included amount due from him of $15,000 and amount due to him of $424,267, the net amounting to $409,267. The offsetting amounts due to and due from Mr. Jack Chen are appropriate and comply with FASB Interpretation No. 39(ASC 210).

NOTE 9. SEGMENT REPORTING

During the years ended December 31, 2009 and 2008, the Company is organized into two business segments: (1) material recycling, (2) waste service. The following table presents a summary of operating information and certain year-end balance sheet information for the years ended December 31, 2009 and 2008:

                                                For the Years Ended December 31,
                                                    2009                2008
                                                 ------------      ------------
Revenues from unaffiliated sources:
                Material Recycling               $  2,185,146      $  2,408,359
                Waste Service                       8,811,955         8,161,471
                                                 ------------      ------------
                               Consolidated      $ 10,997,101      $ 10,569,830
                                                 ============      ============

Net income (loss):
                Material Recycling               $     15,000      $     88,305
                Material Trade                         (1,884)               --
                Waste Service                       2,240,172         1,862,502
                Un-allocated                         (159,600)         (298,294)
                                                 ------------      ------------
                               Consolidated      $  2,093,688      $  1,652,513
                                                 ============      ============

Identifiable assets:
                Material Recycling               $    916,399           761,133
                Material Trade                             --           156,964
                Waste Service                       5,424,918         2,970,350
                Un-allocated                            5,113             8,528
                                                 ------------      ------------
                               Consolidated      $  6,346,430      $  3,896,975
                                                 ============      ============

Depreciation and amortization:
                Material Recycling               $    103,713      $     55,913
                Waste Service                          87,011            66,086
                Un-allocated                               --                --
                                                 ------------      ------------
                               Consolidated      $    190,724      $    121,999
                                                 ============      ============

Capital expenditures:
                Material Recycling               $     38,123      $    174,174
                Waste Service                         158,879           293,519
                                                 ------------      ------------
                               Consolidated      $    197,002      $    467,693
                                                 ============      ============

NOTE 10. STOCKHOLDER'S EQUITY

On October 15, 2007, the Company entered into a ten years service agreement with Lyons Capital LLC. In connection with this agreement, Lyons Capital LLC will receive 300,000 shares of Restricted, RULE 144 Stock, for services rendered or to be rendered in the future. The Company issued shares on March 10, 2008 and recorded at the fair market value of $156,000. This amount will be amortized over a period of ten years from January 01, 2008. For the year ended December 31, 2009, the Company recorded $15,600 in consulting expense. The unamortized amount of $124,800 is included under deferred compensation as at December 31, 2009.

On May 15, 2008, the Company entered in a one year service agreement with CEOcast, Inc to provide investor relations services. In connection with this agreement, CEOcast will receive total 600,000 shares of Restricted, RULE 144 Stock. On August 1 and September 30, 2008, the Company issued 300,000 shares to CEOcast separately and recorded at the fair market value of $144,000. This amount will be amortized over a period of twelve months. As of December 31, 2008, the Company recorded $90,000 in consulting expense. The unamortized amount of $54,000 is included under deferred compensation as at December 31, 2008. As of December 31, 2009, the Company recorded $54,000 in consulting expense. There is no unamortized amount under deferred compensation as of December 31, 2009.

On January 01, 2008, the Company entered in a four years employment agreement with Mr. Jack Chen, current CEO. In connection with this agreement, Mr. Jack Chen will receive corporate salary of $90,000 per year that paid in stock. On August 01, 2008 and April 13, 2009, the Company issued 250,000 shares and 350,000 shares of Restricted, RULE 144 Stock to Mr. Jack Chen. The shares recorded at the fair market value of $37,500 and $52,500 respectively. As of the December 31, 2009, the Company recorded $90,000 in due to related parties.

NOTE 11 INCOME TAXES

The Company is registered in the State of Nevada and has operations in primarily five tax jurisdictions - the Australia, Hong Kong, China, British Virgin Island and the United States. For certain operations in the United States of America, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses from its US public shell as of December 31, 2009 and December 31, 2008. The Company has deferred tax asset from its Australian operations amounted to $33,057 and $22,107 respectively as of December 31, 2009 and 2008. No valuation allowance is recorded against the deferred tax asset as at December 31, 2009 and 2008 under this entity.

The components of income before income taxes and non-controlling interest are as follows:

                                                         2009          2008
                                                      -----------   -----------
Income (loss) subject to Australia                    $    21,430   $   105,559
Income (loss) subject to Hong Kong-Disposed in 2009           (50)         (505)
Income (loss) subject to China                            136,862       (56,316)
Income (loss) subject to United States                   (159,600)     (304,455)
Income (loss) subject to British Virgin Island          2,168,413     1,896,273
Gain (loss) on Disposal of a subsidiary                    (1,834)        3,820
                                                      -----------   -----------
Net income before income tax and non-controlling
interest                                              $ 2,165,221   $ 1,644,376
                                                      ===========   ===========

United States of America
As of December 31, 2009, the Company in the United States of America had approximately $4,892,600 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carry forwards in certain situations when changes occur in the stock ownership of a company. In the event the Company has a change in ownership, utilization of carry forwards could be restricted. The deferred tax assets for the United States entity at December 31, 2009 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the United States of America as of December 31, 2009 and 2008.

                                                     2009               2008
                                                  -----------       -----------
Net Operating Loss Carry forwards                 $ 4,892,600       $ 4,733,000
Total Deferred Tax Assets                           1,663,484         1,609,000
Less: Valuation Allowance                          (1,663,484)       (1,609,000)
                                                  -----------       -----------
     Net Deferred Tax Assets                      $        --       $        --
                                                  ===========       ===========

Hong Kong
For the three month periods ended March 31, 2009 and for the year ended December 31, 2008, the Company's Hong Kong subsidiary, which was disposed off on March 31, 2009 had net loss before income tax of $50 and $505. Pursuant to Hong Kong income tax laws, the Company has recorded income tax benefit of $0 and $4,801 for the three month periods ended March 31, 2009 and for the year ended December 31, 2008.

Australia
As of December 31, 2009 and 2008 the Company's Australian subsidiary had accumulated loss of $2,000 and $17,000. Pursuant to Australian income tax laws, the Company has made income tax provision of $ 6,430 and $17,254 for the years ended December 31, 2009 and 2008 respectively.

The following table sets forth the significant components of the net deferred tax assets for operation in the Australia as of December 31, 2009 and 2008.



                                                          2009            2008
                                                         -------         -------
Net Operating Loss Carry forwards                        $ 2,000         $17,000
Total Deferred Tax Assets                                 33,057          22,107
Less: Valuation Allowance                                     --              --
                                                         -------         -------
     Net Deferred Tax Assets                             $33,057         $22,107
                                                         =======         =======


China
As of December 31, 2009 and 2008, the Company's China subsidiary had accumulated profit of $324,513 and $222,000 respectively. The Company has net income of $102,513 during the years ended December 31, 2009. Pursuant to Chinese income tax laws, the Company has made income tax provision of $34,349 and $0 for the years ended December 31, 2009 and 2008.

British Virgin Island
The Company's British Virgin Island subsidiary had net profit of $2,168,413 and $1,896,273 for the years ended December 31, 2009 and 2008. There is no income tax levied in British Virgin Island.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of
Operations:

                                                          ----------------------
                                                            2009        2008
                                                          ----------------------
Tax expense (credit) at statutory rate-federal                 (34)%       (34)%
State tax expense (credit) net of federal tax                   (6)%        (6)%
Valuation allowance                                             40%         40%
Foreign income tax:
British Virgin Island                                           --          --
Australia                                                       30%         30%
Hongkong                                                      16.5%       16.5%
China                                                           25%         25%
Valuation allowance                                          (69.6)%     (70.4)%
                                                          ----------------------
Effective tax rate                                             1.9%        1.1%
================================================================================

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," ("FIN 48"), an interpretation of FASB Statement No. 109, "Accounting for Income Taxes," ("FASB 109") (ASC 740). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB 109 (ASC 740). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earning in the year of adoption. As of December 31, 2009, the Company does not have any unrecognized tax benefits and no corresponding interest or penalties. The Company's policy is to record interest and penalties as income tax expense.

NOTE 12. DISCONTINUED OPERATIONS

DISPOSAL OF GUANG CHENG

On March 31, 2009, the company sold 100% equity interest of Guang Cheng Int'l Trading Ltd. ("Guang Cheng") for $1,290 plus the assumption of certain liabilities, resulting in total loss of $1,884 on discontinued operations.

Following is the Gain/Loss Calculation for disposal of Guang Cheng Int'l Trading Ltd.


Guang Cheng Gain/Loss calculation

Net assets of the Company as on January 1, 2009                         $ 3,174

Gain/(Loss) from discontinued operations from
  January 1, 2009 through March 31, 2009                                    (50)
                                                                        -------

Total book value as of March 31, 2009                                     3,124

Proceeds from disposal                                                    1,290
                                                                        -------

Loss on Disposal                                                        $(1,834)

                                                                        -------
Total Loss on Discontinued Operations                                   $(1,884)
                                                                        =======

The following table summarized the statement of operation of Guang Cheng for the three-month periods ended March 31, 2009 and for the twelve month periods ended December 31, 2008:

                                      For the Three-Month   For the Twelve-Month
                                             Ended                 Ended
                                         March 31, 2009       December 31,2008
                                         --------------        --------------
Sales                                    $       46,519        $    2,138,066
Cost of sales                                   (45,261)           (2,093,063)
                                         --------------        --------------
Gross Profit                                      1,258                45,003
Operating expense                                (1,308)              (45,508)
Income tax expense (benefit)                         --                 4,801
                                         --------------        --------------
Net income (loss)                        $          (50)       $        4,296
                                         ==============        ==============

DISPOSAL OF DFSL

On March 31, 2008, the company sold 100% equity interest of Digital Financial Service Limited ("DFSL") to an individual Mr. Zhu Jun for $7.8 plus the assumption of certain liabilities, due to its continuing losses, resulting in total gain of $1,865 on discontinued operation.

Following is the Gain/Loss Calculation for disposal of DFSL.

DFSL Gain/Loss calculation

Net assets of the Company as on January 1, 2008                         $(1,857)

Loss from discontinued operations from January 1, 2008
    through March 31, 2008                                               (1,955)
                                                                        -------

Total book value as of March 31, 2008                                    (3,812)

Proceeds from disposal                                                      7.8
                                                                        -------

Gain on Disposal                                                        $ 3,820

                                                                        -------
Total Gain on Discontinued Operations                                   $ 1,865
                                                                        =======

The following table summarized the statement of operation of DFSL for the three-month periods ended March 31, 2008:

                                            For the Three-Month
                                                   Ended
                                              March 31, 2008
                                              --------------
Sales                                         $
Cost of sales
                                              --------------
Gross Profit
Operating expense                                     (1,955)
Other income (expense)

Income tax
                                              --------------
Net Loss                                      $       (1,955)
                                              ==============

NOTE 13. MAJOR CUSTOMERS AND VENDORS

Normally, the payment terms of our accounts receivable is about one month and will not be more than two months. The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

Pernod Ricard, our top customers, provided 59% of net revenue for the year ended December 31, 2009. Total accounts receivable due from this customer was approximately 540,029 as of December 31, 2009.

Jiangxi Zhongshun, Aperio Group and Astron are our major vendors. Total accounts payable due to these vendors was $625,266 as of December 31, 2009.

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

NOTE 14. NON-CONTROLLING INTEREST

The Company owned 70% interest in Sancon SH. As at December 31, 2009 and 2008 non-controlling interest amounted to $158,583 and $127,829 respectively.