Form 10-Q
period 2010-03-31
Sancon Resources Recovery, Inc.
filed 2010-05-17
CIK 1288195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

¢   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    March 31, 2010

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

Common Stock:  par value of $0.001; 22,964,996 shares issued and outstanding on March 31, 2010.

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

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

SANCON RESOURCES RECOVERY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

Assets
	As at
	March 31, 2010	December 31, 2009
Current assets
Cash and cash equivalents	$4,182,504	$3,703,716
Trade receivables, net	1,185,429	988,673
Inventory	19,446	16,013
Deferred Tax Asset	34,034	33,057
Other current assets	260,214	285,933
Advance and prepayment	54,496	49,502
Held to maturity securities	128,800	129,000
Total current assets	5,864,923	5,205,894

Property, plant & equipment, net	932,513	958,041
Security deposit	10,115	9,824
Held to maturity securities-non current	129,791	129,993
Investment	41,909	42,678
Total Assets	$6,979,251	$6,346,430

Liabilities and Stockholders' Equity

Liabilities
Current liabilities
Trade payables	$860,036	$886,034
Capital lease - current	13,335	15,925
Accrued expenses and other payables	194,511	189,969
Tax payables	94,642	97,779
Due to related parties	476,371	420,504
Loan Payable-current	26,691	26,199
Other payables	198,456	181,624
Total current liability	1,864,042	1,818,034

Long term liability
Capital lease	22,444	21,799
Loan Payable	49,234	56,117
Total liability	1,935,720	1,895,950

SANCON RESOURCES RECOVERY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED) (CONTINUED)

	As at
	March 31, 2010	December 31, 2009

Stockholders' Equity
Share Capital
Authorized: 500,000,000 common shares, par value $0.001 per share Issued and Outstanding: 22,964,996 shares as of March 31, 2010 and December 31, 2009 respectively	22,965	22,965
Additional paid-in capital	874,918	860,449
Deferred Compensation	(120,900)	(124,800)
Other comprehensive income	70,845	71,641
Retained Earnings	4,028,952	3,461,642
Total	4,876,780	4,291,897
Non-controlling interest	166,751	158,583
Total stockholders' equity	5,043,531	4,450,480
Total liabilities & stockholders' equity	$6,979,251	$6,346,430

The accompanying notes are an integral part of these consolidated financial statements.

SANCON RESOURCES RECOVERY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	For the three months periods ended March 31,
	2010	2009
Net Sales	$3,068,509	$2,594,495
Cost of sales	1,538,106	1,281,932
Gross profit	1,530,403	1,312,563

Operating Expenses
Depreciation	56,654	44,299
Selling, General and Administrative	875,659	697,953
Total operating expenses	932,313	742,252
Operating Income	598,090	570,311

Other Income (Expense)
Other income	(13,194)	26,674
Investment Loss	(769)	-
Interest income	426	1,285
Total other income (expense)	(13,537)	27,959

Income from continued operations before
income taxes and discontinued Operation	584,553	598,270

Discontinued Operation
Gain (loss) from Discontinued Operation	-	(50)
Gain (loss) on Disposal of a subsidiary	-	(1,834)
Gain (loss)on Discontinued Operations	-	(1,884)

Income before income taxes and non-controlling interest	584,553	596,386

Less:Income taxes	9,075	16,765

Less: Net income (loss) attributed to non-controlling interest	8,168	6,904

Net income	567,310	572,717

SANCON RESOURCES RECOVERY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED) (CONTINUED)

	For the three months periods ended March 31,
	2010	2009
Other comprehensive item:
Foreign currency translation gain	(796)	(1,694)

Net comprehensive income	$566,514	571,023

Earnings per share:
Basic earnings per share-continued operations	$0.03	$0.03
Basic earnings per share-discontinued operations	$-	$(0.00)
Basic earnings per share	$0.02	$0.03
Basic weighted average shares outstanding	22,964,996	22,614,996
Diluted earnings per share-continued operations	$0.03	$0.03
Diluted earnings per share-discontinued operations	$-	$(0.00)
Diluted earnings per share	$0.02	$0.03
Diluted weighted average shares outstanding	23,098,466	22,614,996

The accompanying notes are an integral part of these consolidated financial statements.

SANCON RESOURCES RECOVERY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months periods ended March 31,
	2010	2009
Cash Flows from Operating Activities
Net Income	$567,310	$572,717
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation and amortization	56,654	44,299
Loss from investment in Shengrong	769	-
Amortization of deferred compensation	3,900	39,900
Options grant for compensation	14,469	-
Non-controlling interest	8,168	6,904
Changes in current assets and liabilities:
Decrease (increase) in trade receivables	(196,756)	(801,479)
Decrease (increase) in inventory	(3,433)	(10,347)
Decrease (increase) in advance to suppliers	(6,888)	(53,881)
Decrease (increase) in other current assets	26,190	25,317
Increase (decrease) in tax payable	(3,137)	32,791
Increase (decrease) in trade payable	(32,389)	230,333
Increase (decrease) in other current liabilities	54,374	2,860
Net cash flows provided by operating activities	489,231	89,414

Cash Flows from Investing Activities
Purchase of property and equipment	(17,568)	(68,368)
Net cash used in continued operations	(17,568)	(68,368)
Net cash provided by discontinued operations	-	(1,884)
Net cash flows used in Investing activities	(17,568)	(70,252)

Cash Flows from Financing Activities
Shareholders’ loan	22,867	(4,627)
Payment of mortgage loan	(1,945)	(2,489)
Net cash flows provided by/(used in) financing activities	20,922	(7,116)

Effect of exchange rate changes on cash	(13,798)	(11,975)

Net Increase in Cash & Cash Equivalent	478,788	71

SANCON RESOURCES RECOVERY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (CONTINUED)

	For the three months periods ended March 31,
	2010	2009

Cash & Cash Equivalent at start of period	$3,703,716	$2,220,509
Cash & Cash Equivalent at end of period	$4,182,504	$2,220,580

Supplemental information for Cash Expenses
Cash paid for Interest Expenses	$1,338	$749
Cash paid for Income Taxes	$9,075	$7,671

Supplemental information for Non-Cash Financing and Investing activities
Issuance of shares against deferred compensation	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Sancon Resources Recovery, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the period ended March 31, 2010
(Unaudited)

Note 1.  Nature of Operations

Sancon Resources Recovery, Inc. ("Sancon", or "the Company", or "we", or "us") is registered in the State of Nevada Sancon Resources Recovery, Inc. is an environmental service and waste management company that operates recycling facilities in China and Australia. Sancon specializes in the collection and recovery of industrial and commercial solid wastes such as plastic, paper, cardboard, and glass.

As of March 31, 2010, the Sancon group comprises of the following companies:

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

Note 2.  Basis of Presentation

(a)  Interim Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America.  However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of Sancon management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for periods are not necessarily indicative of results for the entire year. These financial statements and accompanying notes should be read in conjunction with our annual financial statements and the notes thereto for the year ended December 31, 2009, included in our Annual Report on Form 10K, filed with the Securities and Exchange Commission.

(b) Principles of Consolidation

The accompanying unaudited consolidated financial statements include all of the accounts of the Company and all of the subsidiaries under its control, which include Sancon Recycling Pty Ltd., Sancon SH (70%) and CS as of and for the period ended March 31, 2010 and 2009.  All material inter-company balances and transactions have been eliminated in consolidation.

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
(2) Waste management Service refers the activities of providing waste management service with operations located in China.

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

Non-controlling Stockholders’ Interest

The Company owned 70% interest in Sancon Shanghai. As at March 31, 2010 and December 31, 2009 Non-controlling interest amounted to $166,751 and $158,583 respectively.

Certain amounts presented for prior periods that were previously designated as minority interests have been reclassified to conform to the current year presentation. Effective January 1, 2009, the Company adopted SFAS No. 160, (ASC 810) “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which established new standards governing the accounting for and reporting of non-controlling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability (as was previously the case); that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also required changes to certain presentation and disclosure requirements. The provisions of the standard were applied to all NCIs prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented. As a result, upon adoption, the Company retroactively reclassified the “Non-controlling stockholders’ interest” balance previously included in the “Other liabilities” section of the consolidated balance sheet to a new component of equity with respect to NCIs in consolidated subsidiaries. The adoption also impacted certain captions previously used on the consolidated statement of income, largely identifying net loss including NCI and net loss attributable to Octavian.

Reclassifications

Certain reclassifications have been made in prior period's financial statements to conform to classifications used in the current period.

Recent pronouncements

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2010, FASB issued ASU No. 2010-9 –Amendments to Certain Recognition and Disclosure Requirements. This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP. The amendment is effective for interim and annual reporting periods in fiscal year ending after June 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In March 2010, FASB issued ASU No. 2010-10 –Amendments for Certain Investment Funds. This update defers the effective date of the amendments to the consolidation requirements made by FASB Statement 167 to a reporting entity’s interest in certain types of entities. The deferral will mainly impact the evaluation of reporting enterprises’ interests in mutual funds, private equity funds, hedge funds, real estate investment entities that measure their investment at fair value, real estate investment trusts, and venture capital funds. The ASU also clarifies guidance in Statement 167 that addresses whether fee arrangements represent a variable interest for all service providers and decision makers. The ASU is effective for interim and annual reporting periods in fiscal year beginning after November 15, 2009. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In March 2010, FASB issued ASU No. 2010-11 –Scope Exception Related to Embedded Credit Derivatives. Embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting as clarified by recently issued FASB guidance. Other embedded credit-derivative features are required to be analyzed to determine whether they must be accounted for separately. This update provides guidance on whether embedded credit-derivative features in financial instruments issued by structures such as collateralized debt obligations (CDOs) and synthetic CDOs are subject to bifurcation and separate accounting. The guidance is effective at the beginning of a company’s first fiscal quarter beginning after June 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

Held to maturity securities

Company classifies investment in marketable securities as `Held to Maturity' in accordance with SFAS 115(ASC 320). Non temporary decline in the fair value of securities is charged to earnings while unrealized gains or losses are not recognized as at March 31, 2010 and December 31, 2009. As of March 31, 2010 and December 31, 2009, the investment in securities amounted to $258,591 and $258,993.

The held to maturity securities of $128,800 will be matured on August 19, 2010 and $129,791 will mature on August 22, 2011. So they are classified under current assets and non current assets respectively in the accompanied financial statements.

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

(b). Commitments

Office space:
The Company leases office space in Australia and China. The lease for Australia expires in October 2011 while leases for China expire on various dates between April 2010 and November 2018. Based upon existing leases, without renewals, the minimum lease payments up to expiry are as follows:

2010	$357,488
2011	269,609
2012	161,352
2013	162,488
Thereafter	852,574
Total	$1,803,511

The following schedule shows the composition of toral rental expense for all operaring leases except those with terms of a month or less that were not renewed:

	Year Ending December 31
	2010	2009
Minimum Rentals	357,488	458,729
Contingent Rentals	-	-
Less Sublease Rentals	-	-

Equipment:
In year 2005, the company purchased a vehicle under capital lease from Toyota Financial Service. The annual interest rate is 7.99% with payment term of sixty (60) months. The payment is to be made in 59 equal monthly installments of $357 each and the final installment of $6,078. The balance as of March 31, 2010 amounted to $6,657 which is current liability.

In year 2006, the company purchased a vehicle by mortgage loan from CBFC Limited ABN.  The annual interest rate is 8.32% with payment term of sixty (60) months. The payment is to be made in 59 equal monthly installments of $494 each and the final installment of $9,040. The balance as of March 31, 2010 amounted to $16,310 with $3,522 as current liability.

In September 2007, the company purchased a vehicle by mortgage loan from CBFC Limited ABN.  The annual interest rate is 8.6% with payment term of forty-eight (48) months. The payment is to be made in 47 equal monthly installments of $433 each and the final installment of $7,108. The balance as of March 31, 2010 amounted to $12,812 with $3,156 as current liability.

The Company pays approximately $1,284 per month under these leases, the last of which expires in September 2011.

Total minimum lease payments under the above leases are as follows:

Capital
Leases
2010	15,184
2011	23,619
$38,803
Less: Amount representing interest	(3,024)
Present value of minimum lease payments	35,779
Less: Current portion	(13,335)
$22,444

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

Note 5. Discontinued operation

DISPOSAL OF GUANG CHENG

On March 31, 2009, the company sold 100% equity interest of Guang Cheng Int'l Trading Ltd. (“Guang Cheng”) for $1,290 plus the assumption of certain liabilities, resulting in total loss of $1,884 on discontinued operations.

Following is the Gain/Loss Calculation for disposal of Guang Cheng Int'l Trading Ltd.

Guang Cheng Gain/Loss calculation

Net assets of the Company as on January 1, 2009	$3,174

Gain/(Loss) from discontinued operations from January 1, 2009 through March 31, 2009	(50)

Total book value as of March 31, 2009	3,124

Proceeds from disposal	1,290

Loss on Disposal	$(1,834)

Total Loss on Discontinued Operations	$(1,884)

Note 6  Equity Investment

Investment in Shanghai Sheng Rong

On June, 2009, Sancon Shanghai, a 70% owned subsidiary of the company, entered into a investment agreement with Shanghai Sheng Rong Environmental Protection Technology Co.,Ltd. to invested RMB 300,000 or $44,010 in turn held 20% equity interest of Shanghai Sheng Rong. Shanghai Sheng Rong is an environmental service company that operates waste management and recycling in China.  Shanghai Sheng Rong was set up on June 19, 2009. As per FASB ASC 323-10-15-8) (formerly APB 18, par. 17), the company uses the equity method for accounting the investment. As of March 31, 2010, the Company booked investment loss of $769.

The Company’s investment in equity for the three months periods ended March 31, 2010 and December 31, 2009 are shown as follows:

	March 31, 2010	December 31, 2009
Investment in equity at beginning of year	$42,678	$-
Investment during the period	-	44,010
Net loss from equity investment	(769)	(1,332)
Total investment in equity at Sep 30, 2009	$41,909	$(42,678)

The Company’s loss from equity investment for the three month periods ended March 31, 2010 and 2009 are shown as follows:

	March 31, 2010	March 31, 2009
Net loss of Shanghai Shengrong	$(3,845)	$-
Percentage of ownership in Shanghai Shengrong	20%	-
Loss from equity investment	$(769)	$-

Note 7. Property, plant & equipment

Property, plant, & equipment are stated at cost, less accumulated depreciation and any impairment in value. The carrying values are reviewed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.  Impairment losses are recognized in the income statement.

Below is the table of Property, Plant and Equipment as at March 31, 2010:

Items	Plant and Machinery	Vehicles	Office Equipment	Total
Cost	$837,491	$601,009	$36,152	$1,474,652
Accumulated Depreciation	(336,313)	(192,786)	(13,040)	(542,139)
Net Carrying Value	$501,178	$408,223	$23,112	$932,513

Included in property and equipment is approximately $74,329 of assets, which are leased under non-cancelable leases and accounted for as capital leases, which expire through September 2011. The accumulated depreciation included in the property and equipment for these leases is approximately $44,750.

Below is the table of Property, Plant and Equipment for the fiscal year ended December 31, 2009:

Items	Plant and Machinery	Vehicles	Office Equipment	Total
Cost	$815,309	$582,924	$35,545	$1,433,778
Accumulated Depreciation	(300,610)	(164,230)	(10,897)	(475,737)
Net Carrying Value	$514,699	$418,694	$24,648	$958,041

Included in property and equipment is approximately $72,195 of assets, which are leased under non-cancelable leases and accounted for as capital leases, which expire through September 2011. The accumulated depreciation included in the property and equipment for these leases is approximately $40,451.

Depreciation and amortization expense for the Three months period ended March 31, 2010 and 2009 was $56,654 and $44,299 respectively.

Note 8. Short Term and Long Term Loan Payable

On November 19, 2009, Sancon SH, a 70% owned subsidiary of the Company, purchased a vehicle with loan from Mercedes-Benz Auto Finance Limited. The total loan principle amount is $84,382, unsecured, with annual interest rate of 7.6% and payment term of thirty-six (36) months. The payment is to be made in thirty-six (36) equal monthly installments of $2,629 each from December 2009 to November 2011. The Company classified the loan balance under current and noncurrent liabilities respectively in the accompanied financial statements. As of March 31, 2010 and December 31, 2009, short term loan payable amounted to $26,691 and $26,199 and long term loan payable amounted to $49,234 and $56,117 respectively.

For the three month periods ended March 31, 2010, Sancon SH accrued and paid interest $1,523 for the loan.

The following is the future payment schedule of the long term loan:

Loan payable to Mercedes-Benz Auto Finance Limited, interest at 7.6% annually, equal monthly installment payment of $2,629 each

2010	$23,658
2011	31,544
2012	28,916
Total	$84,118

Note 9.  Due to related parties

The amount due to related parties comprised of loan from Mr.Jack Chen, CEO, Mr. David Chen, former CEO and major shareholder, and Jimmy Yiu, independent director of the Company.

Included in the amount due to related parties, there were loans due to Mr. David Chen of $20,350 and loans due to Mr. Jimmy Yiu, independent director of the Company, amounting of $5,021 and loans due to Mr. Jack Chen of $451,000 (net) without interest, unsecured and due on demand.

The shareholder's loan of Mr. Jack Chen included amount due from him of $15,000 and amount due to him of $466,000. We combined these two amounts and result in loans due to Mr. Jack Chen of $451,000. The offsetting amounts due to and due from Mr. Jack Chen are appropriate and comply with FASB Interpretation No. 39(ASC 210).

Note 10.  Stockholders equity

Common Stock

On October 15, 2007, the Company entered into a ten years service agreement with Lyons Capital LLC. In connection with this agreement, Lyons Capital LLC will receive 300,000 shares of Restricted, RULE 144 Stock, for services rendered or to be rendered in the future. The Company issued shares on March 10, 2008 and recorded at the fair market value of $156,000. This amount will be amortized over a period of ten years from January 01, 2008. For the three months periods ended March 31, 2010, the Company recorded $3,900 in consulting expense. The unamortized amount of $120,900 is included under deferred compensation as at March 31, 2010.

On January 01, 2008, the Company entered in a four years employment agreement with Mr. Jack Chen, current CEO. In connection with this agreement, Mr. Jack Chen will receive corporate salary of $90,000 per year that paid in stock. On August 01, 2008 and April 13, 2009, the Company issued 250,000 shares and 350,000 shares of Restricted, RULE 144 Stock to Mr. Jack Chen. The shares recorded at the fair market value of $37,500 and $52,500 respectively. As of the March 31, 2010, the Company recorded $22,500 in due to related parties.

On January 01, 2010, the Company entered in a two years employment agreement with Mr. David Chen, former CEO and major shareholder. In connection with this agreement, Mr. David Chen will receive corporate salary of $42,000 per year that paid in stock. As of the March 31, 2010, the Company recorded $10,500 in due to related parties.

Stock Options

Options outstanding as of March 31, 2010 and related weighted average price and intrinsic value are as follows:

Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.33	900,000	4.75	$0.33	900,000	$0.33	$90,000

On January 01, 2010, the Company entered in an option agreement with Mr. Jack Chen, current CEO. In connection with this agreement, the Company granted a total of 600,000 options with an exercise price of $0.33 per share to Mr. Jack Chen.  These options expire and vest in 5 years.

On January 01, 2010, the Company entered in an option agreement with Mr. David Chen, former CEO and major shareholder. In connection with this agreement, the Company granted a total of 300,000 options with an exercise price of $0.33 per share to Mr. David Chen.  These options expire and vest in 5 years.

The Company valued the stock options by the Black-Scholes model with the following assumptions:

	Expected	Expected	Dividend	Risk Free	Grant Date
	Term	Volatility	Yield	Interest Rate	Fair Value
Directors	5	197%	0%	2.5%	$0.33

The following summary presents the options granted, exercised, expired and outstanding at March 31, 2010:

Options Outstanding
Outstanding, December 31, 2009	0
Granted	900,000
Forfeited/Canceled
Exercised	0
Outstanding, March 31, 2010	900,000

For the three months ended March 31, 2010 and 2009, the Company recognized approximately $14,469 and $0, respectively, as compensation expenses for its stock option plan.

Note 11. Segmental information

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

During the three months periods ended March 31, 2010 and 2009, the Company is organized into two business segments: (1) material recycling, (2) waste service. The following table presents a summary of operating information and certain quarter-end balance sheet information for the three months periods ended March 31, 2010 and 2009:

	For the three months ended March 31,
	2010	2009
Revenues from various areas:
Material Recycling	$662,348	$382,382
Waste Service	2,406,161	2,212,113
Consolidated	$3,068,509	$2,594,495

Net income (loss):
Material Recycling	$6,384	$21,220
Waste Service	612,295	615,781
Un-allocted	(51,369)	(64,284)
Consolidated	$567,310	$572,717

Identifiable assets:		December 31, 2009
Material Recycling	$923,166	$916,399
Waste Service	6,050,960	5,424,918
Un-allocted	5,125	5,113
Consolidated	$6,979,251	$6,346,430

Depreciation and amortization:
Material Recycling	$26,325	$22,520
Waste Service	30,329	21,779
Consolidated	$56,654	$44,299

Capital expenditures:
Material Recycling	$543	$-
Waste Service	17,025	68,368
Consolidated	$17,568	$68,368

Note 12. Major Customers and Vendors

Pernod Ricard, Hing Yang Hong and Suwu, our three top customers, provided 76% of net revenue for the three months period ended March 31, 2010 respectively. Total accounts receivable due from these customers was approximately $834,685 as of March 31, 2010.

Normally, the payment terms of our accounts receivable is about one month and will not be more than two months.

Zhongshun, Aperio Group and Astron are our major vendors.  Total accounts payable due to these vendors was $635,376 as of March 31, 2010.

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

•
Results of operations. This section provides an analysis of our results of operations for the three months period ended March 31, 2010 compared to the same period in 2009. A brief description is provided of transactions and events, including any related party transactions that affect the comparability of the results being analyzed.

•	Liquidity and capital resources. This section provides an analysis of our financial condition and cash flows for the three months period ended March 31, 2010 and 2009.
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

Overview of the Company and its Operations

Sancon Resources Recovery, Inc. is an environmental service and waste management company that operates recycling facilities in China and Australia. Sancon specializes in the collection and recovery of industrial and commercial solid wastes such as plastic, paper, cardboard, and glass. The recycled materials are re-used by Sancon's manufacturing customers in China to make a wide variety of new products including outdoor furniture, construction materials, building materials, road surface, and various new products. Sancon's China operation is licensed by the Chinese government for waste management services, and is certified with ISO 9001 and ISO14001 standards. Sancon currently ships more than 4,000 tons of recycled industrial and commercial waste material annually to its customers in China. Sancon's main operations and services include industrial waste management consulting, collection and reprocess of recyclable materials such as plastic, glass, cardboard, and paper before its re-entry into manufacture cycles as raw materials.  Sancon also provides its full waste management services to large consumer products maker such as Pernod Ricard. The use of recycled material is both environmentally friendly and is a key part of today's competitive manufacturing process to lower costs.  As China gains global manufacturing dominance and current economic crisis, Chinese manufacturers are increasingly turning to recycled materials to lower its costs, resulting tremendous demand for recycled materials import. The major customers for Sancon are Chinese manufacturers and recycled material traders which are located mainly in the Chinese provinces of Shanghai, Guangdong, Zhejiang and Fujian.

The Trend in Chinese Market

According to China National Resources Recycling Association, recyclable solid waste import to China has experienced a dramatic increase in the last 2 decades. During early 1990’s, China imported 1-2 million tons of recyclable wastes per year. By 1999, China imported 10 million tons of recyclable solid wastes per year. In 2006, China imported 37 million tons of recyclable wastes. China’s total domestic recycled volume is estimated to have reached over 1 billion tons annually.

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

Employees

As of March 31, 2010, the Company employed 15 people in Australia subsidiaries. Our joint venture in China employed 20 people full time, and all other personnel of the China joint venture are employed as sub contractors.  To make our work more efficient, we outsourced a few other functions, such as logistics, bookkeeping and administration, to certain professional firms to enable our resource being focused on sales and processing functions.

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

Results of Operations - Comparison between the three months ended March 31, 2010 and the same periods in 2009.

Revenue

Revenue is generated by service charges and the sale of recyclable materials. Revenue for the three months period ended March 31, 2010 were $3,068,509, representing $474,014 or 18% increase compared to the revenue of $2,594,495 in the same period of 2009. The revenues in the waste service business increased from $2,212,113 for the three months period ended March 31, 2009 to $2,406,161 for the three months period ended March 31, 2010, an increase of $194,048 or 9%.  The revenue in the material recycling business also increased $279,966 or 73% from $382,382 for the three months period ended March 31, 2009 to $662,348 for the three months period ended March 31, 2010.  Although suffering the globle economic crisis, our material recycling business is getting better.

Cost of Revenue

The cost of revenue is the direct cost for sale of the recycling materials. For the three months period ended March 31, 2010, the cost of revenue was $1,538,106. It was $256,174 or 20% increase as compared to the cost of sales of $1,281,932 for the three months period ended March 31, 2009.  Among which, cost of revenue in the waste service business increased $123,603 or 11% from $1,138,742 for the three months period ended March 31, 2009 to $1,262,345 for the three months period ended March 31, 2010.  The increase mainly contained $117,297 of labor service fee for sub contractors. This cost was related to our Chinese market expandant.  Cost of revenue in the material recycling business for the three months period ended March 31, 2010 and 2009 was $275,761 and $143,190 respectively, an increase of $132,571 or 93%.  The increase of cost of sales in our material recycling business was in line with the sales.

For the three months period ended March 31, 2010 and 2009, cost of revenue was 50% and 49% of sales respectively.

Gross profit

The gross profit for the three months preiod ended March 31, 2010 was $1,530,403, representing $217,840 or 17% increase compared to $1,312,563 for the three months preiod ended March 31, 2009.  The gross margin reduced from 51% for the three months preiod ended March 31, 2009 to 50% for the three months preiod ended March 31, 2010. Gross profit in the waste service business increased $70,445 or 7% from $1,073,371 for the three months preiod ended March 31, 2009 to $1,143,816 for the same periods in 2010. Gross profit in the material recycling business also increased $147,395 or 62% from $239,192 for the three months preiod ended March 31, 2009 to $386,587 for the same period in 2010. The increase in revenue becomes the main reason for the growth in gross profit.

Selling, general and administrative expenses

Selling, general and administrative expenses increased to $875,659 for the three months preiod ended March 31, 2010, from $697,953 for the three months preiod ended March 31, 2009, an increase of $177,706 or 25%.  The SG&A expenses in the waste service business was $422,153 for the three months preiod ended March 31, 2009, this number increased to $478,173 for the three months preiod ended March 31, 2010.  It increased $56,020 or 13%. The increase was mainly contained $36,669 of consulting fee which is for developing new market and customer and $15,000 of director’s compensation. The SG&A expenses in the material recycling business increased $132,717 or 62% from $213,400 for the three months preiod ended March 31, 2009 to $346,117 for the three months preiod ended March 31, 2010. The increase was mainly contained $47,714 of wages, $26,223 of freight outwards and $11,123 of consulting fee. The SG&A expenses also included investor relationship expenses and option expenses which decreased $11,031 or 18% from $51,369 for the three months period ended March 31, 2010 to $62,400 for the three months period ended March 31, 2009.

The SG&A expenses was 27% of the revenue for the three months preiod ended March 31, 2009 while it was 29% for the three months preiod ended March 31, 2010.

Depreciation Expense

Depreciation expense increased to $56,654 for the three months preiod ended March 31, 2010 from $44,299 for the three months preiod ended March 31, 2009.  It increased $12,355 or 28%. The increases were mainly due to the purchase of plant and machinery. The depreciation expense in the waste service business increased $8,550 or 39% to $30,329 for the three months preiod ended March 31, 2010 from $21,779 for the three months preiod ended March 31, 2009. For the three months preiod ended March 31, 2010 and 2009, depreciation expense was 2% of the revenue respectively.

Other Income (Expense)

For the three months preiod ended March 31, 2010, the Company booked other expenses of $13,537 compared to other income $27,959 for the three months preiod ended March 31, 2009.  The decrease in other income is $41,496 or 148%.

For the three months preiod ended March 31, 2010, other income was 0.4% of the revenue whie it was 1% for the three months preiod ended March 31, 2009.

Non-Controlling interest in subsidiary

On August 15, 2007, the Company completed the acquisition of 70% of the equity interest in Sancon Resources Recovery (Shanghai) Co., Ltd by exercising its option to convert $200,000 of convertible promissory note.  Noncontrolling interest was $8,168 for the three months preiod ended March 31, 2010 while it was $6,904 for the same periods in 2009. For the three months preiods ended March 31, 2010 and 2009, noncontrolling interest was 0.3% of the revenue respectively.

Discontinued Operation

On March 31, 2009, the company sold 100% equity interest of Guang Cheng Int'l Trading Ltd. (“Guang Cheng”) for $1,290 plus the assumption of certain liabilities.

There was no discontinued operation for the three months period ended March 31, 2010. During the same period in 2009, loss on discontinued operation was $1,884.

Income Tax

The income tax decreased to $9,075 for the three months preiod ended March 31, 2010 from $16,765 for the three months preiod ended March 31, 2009, a decrease of $7,690 or 46%.  That is because the profit in the material recycling business decreased.  For the three months preiod ended March 31, 2010 and 2009, income tax was 0.3% and 0.6% of the revenue respectively.

Net loss/income

Net income for the three months preiod ended March 31, 2010 was $567,310, compared to $572,717 for the three months preiod ended March 31, 2009, a decrease of $5,407 or 1%. The decrease is mainly due to the reduce of net income in the material recycling business of $14,836 or 70% although our investor relationship expenses and option expenses decreased $11,031, or 18%.  Net profit margin for the three months preiod ended March 31, 2010 was 18% while it was 22% for the same period in 2009.

Liquidity and Capital Resources

As shown in the accompanying financial statements, the Company has accumulated profit of $4,028,952 as of March 31, 2010 compared to $3,461,642 as of December 31, 2009. In addition, we have positive working capital $4,000,881 as of March 31, 2010 and it was $3,387,860 as of December 31, 2009.  It increased $613,021. That is mainly due to the increase of $478,788 in cash and cash equivalents and $196,756 in the trade receivables. The strong sales for the three months period ended March 31, 2010 lead to the great increase in cash and trade receivable.

Operating Activities

The net cash provided by operating activities for the three months preiod ended March 31, 2010 amounted to $489,231 compared to $89,414 for the three months preiod ended March 31, 2009, and increase $399,817 or 447%. The increase mainly included trade receivables of $604,723. The increases were offset by trade payable of $262,722. The payment terms of our accounts receivable is about one month and will not be more than two months.

Investing Activities

Net cash used in investing activities amounted to $17,568 for the three months preiod ended March 31, 2010 compared to $70,252 for the three months preiod ended March 31, 2009, a decrease of $52,684 or 75%.  It’s mainly due to the decrease on purchase of property and equipment.  For the three months period ended March 31, 2009, the cash used in purchase of property and equipment was $68,368, however, this number decreased to $17,568 for the same period in 2010.

Financing Activities

Net cash provided by financing activities amounted to $20,922 for the three months preiod ended March 31, 2010. For the three months preiod ended March 31, 2009, net cash used in financing activities was $7,116, an increase of $28,038 or 394%. The increase mainly included shareholder’s loan of $27,494.

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

As of March 31, 2010, the Company issued 900,000 shares of stock options to directors and accrued $14,469 expenses.

As of March 31, 2009, the Company did not issue or make provision through the issuance of stock options to employees and directors.

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

During the three months ended March 31, 2010, there were no changes in our internal accounting controls or in other factors that materially affected our internal controls over financial reporting.

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

Date: May 17, 2010
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

                                            Sancon Resources Recovery, Inc.

Date:  May 17, 2010
                                 By: /s/ David Chen

                                                                      David Chen
                                                       Chairman

Date:  May 17, 2010
By:  /s/ Jimmy Yiu

Jimmy Yiu
                                                          Independent Director

Date:  May 17, 2010
By:  /s/ Cong Yuanli

Cong Yuanli
Independent Director

Date:  May 17, 2010
By:  /s/ Jack Chen

Jack Chen
Director