Form 10-Q
period 2010-08-13
Sancon Resources Recovery, Inc.
filed 2010-08-13
CIK 1288195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended    June 30, 2010

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

Common Stock:  par value of $0.001; 22,964,996 shares issued and outstanding on June 30, 2010.

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

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

SANCON RESOURCES RECOVERY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

Assets

	As at
	June 30, 2010	December 31, 2009
Current assets
Cash and cash equivalents	$4,823,713	$3,703,716
Trade receivables, net	961,142	988,673
Inventory	42,654	16,013
Deferred Tax Asset	31,710	33,057
Other current assets	231,944	285,933
Advance and prepayment	132,677	49,502
Held to maturity securities	128,500	129,000
Total current assets	6,352.340	5,205,894

Property, plant & equipment, net	1,190,846	958,041
Security deposit	25,944	9,824
Held to maturity securities-non current	129,489	129,993
Investment	-	42,678
Goodwill	27,688	-
Total Assets	$7,726,307	$6,346,430
Liabilities and Stockholders' Equity

Liabilities
Current liabilities
Trade payables	$864,508	$886,034
Capital lease - current	10,103	15,925
Tax payables	75,732	97,779
Due to related parties	551,510	420,504
Loan Payable-current	27,322	26,199
Accrued expenses and other payables	376,147	371,593
Total current liability	1,905,322	1,818,034

Long term liability
Capital lease	20,911	21,799
Loan Payable	42,427	56,117
Total liability	1,968,660	1,895,950

Stockholders' Equity
Share Capital
Authorized: 500,000,000 common shares, par value $0.001 per share
Issued and Outstanding: 22,964,996 shares as of June 30, 2010 and December 31, 2009	22,965	22,965
Additional paid-in capital	887,268	860,449
Deferred Compensation	(117,000)	(124,800)
Other comprehensive income	51,623	71,641
Retained Earnings	4,566,214	3,461,642
Total	5,411,069	4,291,897
Non-controlling interest	346,577	158,583
Total stockholders' equity	5,757,646	4,450,480
Total liabilities & stockholders' equity	$7,726,307	$6,346,430

The accompanying notes are an integral part of these unaudited consolidated financial statements

SANCON RESOURCES RECOVERY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	For the three months periods ended June 30,		For the six months periods ended June 30,
	2010	2009	2010	2009

Net Sales	$3,067,299	$2,743,132	$6,135,808	$5,337,627
Cost of sales	1,575,990	1,324,657	3,144,096	2,606,589
Gross profit	1,491,309	1,418,475	3,021,712	2,731,038

Operating Expenses
Depreciation	64,990	46,011	121,644	90,310
Selling, General and Administrative	923,966	821,652	1,799,625	1,519,605
Total operating expenses	988,956	867,663	1,921,269	1,609,915
Operating Income	502,353	550,812	1,100,443	1,121,123

Other Income (Expense)
Other income /(Expense),net	4,180	10,977	(9,014)	37,651
Investment loss prior to acquisition	(2,370)	-	(3,139)	-
Gain on acquisition	34,805	-	34,805	-
Interest income /(Expense),net	2,063	128	2,489	1,413
Total other income (expense)	38,678	11,105	25,141	39,064

Income from continued operations before
income taxes and discontinued Operation	541,031	561,917	1,125,584	1,160,187

Discontinued Operation
Loss from Discontinued Operation	-	-	-	(50)
Loss on Disposal of a subsidiary	-	-	-	(1,834)
Loss on Discontinued Operations	-	-	-	(1,884)

Income before income taxes and non-controlling interest	541,030	561,917	1,125,584	1,158,303

Less:Income taxes	2,310	19,247	11,385	36,012

Less: Net income attributed to non-controlling interest	1,459	7,945	9,627	14,849

Net income	537,262	534,725	1,104,572	1,107,442

Other comprehensive item:
Foreign currency translation gain/(loss)	(19,222)	34,754	(20,018)	33,060

Net comprehensive income	$518,040	$569,479	$1,084,554	$1,140,502

Earnings per share:
Basic earnings per share-continued operations	$0.02	$0.02	$0.05	$0.05
Basic earnings per share-discontinued operations	$-	$-	$-	$-
Basic earnings per share	$0.02	$0.02	$0.05	$0.05
Basic weighted average shares outstanding	22,964,996	22,918,329	22,964,996	22,766,663
Diluted earnings per share-continued operations	$0.02	$0.02	$0.05	$0.05
Diluted earnings per share-discontinued operations	$-	$-	$-	$-
Diluted earnings per share	$0.02	$0.02	$0.05	$0.05
Diluted weighted average shares outstanding	23,039,996	22,918,329	23,083,417	22,766,663

The accompanying notes are an integral part of these unaudited consolidated financial statements

SANCON RESOURCES RECOVERY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the six months periods ended June 30,
	2010	2009

Cash Flows from Operating Activities
Net Income	$1,104,572	$1,107,442
Adjustments to reconcile net income to net cash flows
provided by operating activities:
Depreciation	121,644	90,310
Investment loss prior to acquisition	3,139	-
Gain on acqusition	(34,805)	-
Shares issued in lieu of compensation & service	-	61,800
Amortization of deferred compensation	7,800	-
Options grant for compensation	26,819	-
Non-controlling interest	9,627	14,849
Changes in current assets and liabilities, net of business acquisition:
Decrease (increase) in trade receivables	27,531	(590,328)
Decrease (increase) in inventory	(26,641)	3,410
Decrease (increase) in advance to suppliers	(3,770)	(47,147)
Decrease (increase) in other current assets	33,509	(59,705)
Increase (decrease) in tax payable	(22,047)	56,449
Increase (decrease) in trade payable	(49,520)	196,530
Increase (decrease) in other current liabilities	4,554	18,533
Net cash provided by continued operations	1,202,412	852,143
Net cash used in discontinued operations	-	-
Net cash flows provided by operating activities	1,202,412	852,143

Cash Flows from Investing Activities
Purchase of property and equipment	(23,015)	(207,475)
Investment in Shengrong	(147,300)	(43,950)
Net cash used in continued operations	(170,315)	(251,425)
Net cash provided by discontinued operations	-	1,854
Net cash flows used in Investing activities	(170,315)	(249,571)

Cash Flows from Financing Activities
Shareholders’ loan	77,978	(88,616)
Proceeds from (Payment of) mortgage loan	(6,710)	1,279
Net cash flows provided by/(used in) financing activities	71,268	(87,337)

Effect of exchange rate changes on cash	16,632	64,254

Net Increase in Cash & Cash Equivalent	1,119,997	579,489

Cash & Cash Equivalent at start of period	3,703,716	2,220,509
Cash & Cash Equivalent at end of period	$4,823,713	$2,799,998

Supplemental information for Cash Expenses
Cash paid for Interest Expenses	$4,322	$1,559
Cash paid for Income Taxes	$11,385	$8,337

The accompanying notes are an integral part of these unaudited consolidated financial statements

Sancon Resources Recovery, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the six month periods ended June 30, 2010
(Unaudited)

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

As of June 30, 2010, the Sancon group comprises of the following companies:

Registered Name (business is conducted under the registered names)	Domicile	Owner	% held	Status
Sancon Recycling Pty Ltd.	Australia	Sancon	100	Active
Sancon Resources Recovery (Shanghai) Co., Ltd. ("Sancon SH" hereinafter)	Shanghai	Sancon	70	Active
Crossover Solutions Inc. ("CS" hereinafter)	British Virgin Island	Sancon	100	Active
Sheng Rong Environment Protection Technology Co.,Ltd. (“Shanghai Sheng Rong” hereinafter)	Shanghai	Sancon SH	52	Active

On May 26, 2010, Sancon Shanghai ("Sancon SH" hereinafter), a 70% owned subsidiary of the company, entered into an investment agreement with Shanghai Sheng Rong Environmental Protection Technology Co.,Ltd("Shanghai Sheng Rong" hereinafter) to invest additional RMB1, 000,000 or $146,289 in Shanghai Sheng Rong. Previously Sancon SH has invested RMB 300,000 or $44,010 in return to hold 20% equity interest of Shanghai Sheng Rong.  Subsequently, Sancon SH holds 52% equity interest of Shanghai Sheng Rong. Shanghai Sheng Rong is an environmental services company that operates waste management and recycling services in China. Shanghai Sheng Rong was set up on June 19, 2009. See Note 6.

Note 2.  Basis of Presentation

(a)	Unaudited Interim Consolidated Financial Statements

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

(b)     Principles of Consolidation

The accompanying unaudited consolidated financial statements include all of the accounts of the Company and all of the subsidiaries under its control, which include Sancon Recycling Pty Ltd., Sancon SH (70%) ,CS and Shanghai Sheng Rong (52% owned by Sancon SH) as of and for the period ended June 30, 2010. For the same period in 2009, there were Sancon Recycling Pty Ltd., Sancon SH (70%) and CS.  All material inter-company balances and transactions have been eliminated in consolidation.

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

Non-controlling Stockholders’ Interest

The Company owns 70% interest in Sancon SH and Sancon SH owns 52% interest in Shanghai Sheng Rong. As at June 30, 2010 and December 31, 2009 Non-controlling interest amounted to $346,577 and $158,583 respectively.

Certain amounts presented for prior periods that were previously designated as minority interests have been reclassified to conform to the current year presentation. Effective January 1, 2009, the Company adopted SFAS No. 160, (ASC 810) “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which established new standards governing the accounting for and reporting of non-controlling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability (as was previously the case); that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also required changes to certain presentation and disclosure requirements. The provisions of the standard were applied to all NCIs prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented. As a result, upon adoption, the Company retroactively reclassified the “Non-controlling stockholders’ interest” balance previously included in the “Other liabilities” section of the consolidated balance sheet to a new component of equity with respect to NCIs in consolidated subsidiaries. The adoption also impacted certain captions previously used on the consolidated statement of income, largely identifying net loss including NCI and net loss attributable to the Company.

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

 Held to maturity securities

Company classifies investment in marketable securities as `Held to Maturity' in accordance with SFAS 115(ASC 320). Non temporary decline in the fair value of securities is charged to earnings while unrealized gains or losses are not recognized as at June 30, 2010 and December 31, 2009. As of June 30, 2010 and December 31, 2009, the investment in securities amounted to $257,989 and $258,993.

The held to maturity securities of $128,500 will be matured on August 19, 2010 and $129,489 will mature on August 22, 2011. So they are classified under current assets and non current assets respectively in the accompanied financial statements.

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

(b). Commitments

Office space:
The Company leases office space in Australia and China. The lease for Australia will expire in October 2011 while leases for China expire on various dates between April 2010 and November 2018. Based upon existing leases, without renewals, the minimum lease payments up to expiry are as follows:

2010	$259,107
2011	262,104
2012	162,067
2013	163,208
Thereafter	856,353
Total	$1,702,839

The following schedule shows the composition of toral rental expense for all operaring leases except those with terms of a month or less that were not renewed:

	Year Ending December 31
	2010	2009
Minimum Rentals	$259,107	$458,729
Contingent Rentals	-	-
Less Sublease Rentals	-	-

Equipment:
In July 2005, the company purchased a vehicle under capital lease from Toyota Financial Service. The annual interest rate is 7.99% with payment term of sixty (60) months. The payment is to be made in 59 equal monthly installments of $357 each and the final installment of $6,078. The balance as of June 30, 2010 amounted to $5,912 which is current liability.

In October 2006, the company purchased a vehicle by mortgage loan from CBFC Limited ABN.  The annual interest rate is 8.32% with payment term of sixty (60) months. The payment is to be made in 59 equal monthly installments of $494 each and the final installment of $9,040. The balance as of June 30, 2010 amounted to $14,124 with $2,210 as current liability.

In September 2007, the company purchased a vehicle by mortgage loan from CBFC Limited ABN.  The annual interest rate is 8.6% with payment term of forty-eight (48) months. The payment is to be made in 47 equal monthly installments of $433 each and the final installment of $7,108. The balance as of June 30, 2010 amounted to $10,978 with $1,981 as current liability.

The Company pays approximately $1,284 per month under these leases, the last of which will expire in September 2011.

Total minimum lease payments under the above leases are as follows:

Capital
Leases
2010	11,225
2011	22,005
$33,230
Less: Amount representing interest	(2,217)
Present value of minimum lease payments	31,013
Less: Current portion	(10,103)
$20,911

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

Note 6   Equity investment and acquisition

Investment in Shanghai Sheng Rong

On June, 2009, Sancon Shanghai, a 70% owned subsidiary of the company, entered into a investment agreement with Shanghai Sheng Rong Environmental Protection Technology Co.,Ltd. to invested RMB 300,000 or $44,010 in turn held 20% equity interest of Shanghai Sheng Rong. Shanghai Sheng Rong is an environmental service company that operates waste management and recycling in China.  Shanghai Sheng Rong was set up on June 19, 2009. As per FASB ASC 323-10-15-8) (formerly APB 18, par. 17), the company uses the equity method for accounting the investment as of May 26, 2010. As of May 26, 2010, the Company booked investment loss of $3,139.

The Company’s investment in equity as of May 26, 2010 and December 31, 2009 are shown as follows:

	May 26, 2010	December 31, 2009
Investment in equity at beginning of year	$42,678	$-
Investment during the period	-	44,010
Net loss from equity investment prior to acquisition	(3,139)	(1,332)
Total investment in equity at May 26, 2010	$39,539	$42,678

The Company’s loss  from equity investment for the periods ended May 26, 2010 and June 30, 2009 are shown as follows:

	1-1-2010 to 5-26-2010	1-1-2009 to 6-30-2009
Net loss of Shanghai Shengrong	$(15,695)	$-
Percentage of ownership in Shanghai Shengrong	20%	-
Loss from equity investment	$(3,139)	$-

Acquisition in Shanghai Sheng Rong

On May 26,2010, Sancon SH,  a 70% owned subsidiary of the company, paid RMB 1,000,000 or approx.$146,600 and in turn increased the equity interest in Shanghai Sheng Rong from 20% to 52%, After the acquisition,  the share capital of Shanghai Sheng Rong increased to RMB 2,500,000 from RMB 1,500,000, Therefore, Sancon SH became 52% shareholders of Shanghai Sheng Rong. The primary reason for the acquisition is because Shanghai Sheng Rong located in an area in China with a preferencial tax rate. After acquisition, Shanghai Sheng Rong incurred net revenue of  $346,155 and net loss of $4,302 from May 27, 2010 to June 30,2010. The acquisition of 52% of net assets of Shanghai Sheng Rong by the Sancon SH resulted in goodwill of $27,688(see the following calculation).

A summary of Shanghai Sheng Rong’s assets acquired, liabilities assumed and consideration paid for them as of May 26, 2010 is as follows:

Amount
(Unaudited)

Cash	$157,863
Advance to suppliers	47,335
Fixed assets,net	324,103
Assets,total	529,301

Current liabilities	(157,702)

Net assets acquired	$371,599

52% of net assets acquired	193,232

Fair value of 20% investment owned prior to acquisition	74,320

Consideration paid by cash	146,600

Goodwill	$27,688

The following un-audited pro forma consolidated financial information for the six month periods ended June 30, 2010 and 2009, as presented below, reflects the results of operations of the Company assuming the acquisition of Shanghai Sheng Rong occurred on January 1, 2010 and 2009 respectively. These pro forma results have been prepared for information purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on January 1, 2010 and 2009 respectively, and may not be indicative of future operating results.

	For the six month periods ended June 30,
	2010	2009

Net revenue	$6,135,808	$5,337,627

Cost of revenue	(3,128,454)	(2,606,589)

Gross profit	3,007,354	2,731,038

Operating expense	(1,922,606)	(1,609,915)

Other income/(expense)	(9,664)	37,180

Incom tax	(11,385)	(36,012)

Net income attributed to non-controlling interest	(7,366)	(14,849)

Net income	$1,056,332	$1,107,442

Note 7. Property, plant & equipment

Property, plant, & equipment are stated at cost, less accumulated depreciation and any impairment in value. The carrying values are reviewed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.  Impairment losses are recognized in the income statement.

Below is the table of Property, Plant and Equipment as at June 30, 2010:

Items	Plant and Machinery	Vehicles	Office Equipment	Total
Cost	$1,131,064	$600,520	$37,384	$1,768,968
Accumulated Depreciation	(341,300)	(220,886)	(15,936)	(578,122)
Net Carrying Value	$789,764	$379,634	$21,448	$1,190,846

Included in property and equipment is approximately $69,252 of assets, which are leased under non-cancelable leases and accounted for as capital leases, which expire through September 2011. The accumulated depreciation included in the property and equipment for these leases is approximately $44,585.

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

Depreciation and amortization expense for the six months period ended June 30, 2010 and 2009 was $121,644 and $90,310 respectively.

Note 8. Short Term and Long Term Loan Payable

On November 19, 2009, Sancon SH, a 70% owned subsidiary of the Company, purchased a vehicle with loan from Mercedes-Benz Auto Finance Limited. The total loan principle amount is $84,382, unsecured, with annual interest rate of 7.6% and payment term of thirty-six (36) months. The payment is to be made in thirty-six (36) equal monthly installments of $2,629 each from December 2009 to November 2011. The Company classified the loan balance under current and noncurrent liabilities respectively in the accompanied financial statements. As of June 30, 2010 and December 31, 2009, short term loan payable amounted to $27,322 and $26,199 and long term loan payable amounted to $42,427 and $56,117 respectively.

For the six month periods ended June 30, 2010, Sancon SH accrued and paid interest $2,926 for the loan.

The following is the future payment schedule of the long term loan:

Loan payable to Mercedes-Benz Auto Finance Limited, interest at 7.6% annually, equal monthly installment payment of $2,629 each

Amount
2010	$15,842
2011	31,684
2012	29,044
Total	$76,570

Note 9.  Due to related parties

The amount due to related parties comprised of loan from Mr.Jack Chen, CEO, Mr. David Chen, former CEO and major shareholder, and Jimmy Yiu, independent director of the Company.

Included in the amount due to related parties, there were loans due to Mr. David Chen of $33,187 and loans due to Mr. Jimmy Yiu, independent director of the Company, amounting of $5,021 and loans due to Mr. Jack Chen of $513,302 (net) without interest, unsecured and due on demand.

The shareholder's loan of Mr. Jack Chen included amount due from him of $15,000 and amount due to him of $528,302. We combined these two amounts and result in loans due to Mr. Jack Chen of $513,302. The offsetting amounts due to and due from Mr. Jack Chen are appropriate and comply with FASB Interpretation No. 39(ASC 210).

Note 10.  Stockholders equity

Common Stock

On October 15, 2007, the Company entered into a ten years service agreement with Lyons Capital LLC. In connection with this agreement, Lyons Capital LLC will receive 300,000 shares of Restricted, RULE 144 Stock, for services rendered or to be rendered in the future. The Company issued shares on March 10, 2008 and recorded at the fair market value of $156,000. This amount will be amortized over a period of ten years from January 01, 2008. For the six months periods ended June 30, 2010 and 2009, the Company recorded $7,800 and $7,800 in consulting expense respectively. The unamortized amount of $117,000 was included under deferred compensation as at June 30, 2010.

On January 01, 2008, the Company entered in a four years employment agreement with Mr. Jack Chen, current CEO. In connection with this agreement, Mr. Jack Chen will receive corporate salary of $90,000 per year that paid in stock. On August 01, 2008 and April 13, 2009, the Company issued 250,000 shares and 350,000 shares of Restricted, RULE 144 Stock to Mr. Jack Chen. The shares recorded at the fair market value of $37,500 and $52,500 respectively. As of the June 30, 2010, the Company recorded $45,000 in due to related parties.

On January 01, 2010, the Company entered in a two years employment agreement with Mr. David Chen, former CEO and major shareholder. In connection with this agreement, Mr. David Chen will receive corporate salary of $42,000 per year that paid in stock. As of the June 30, 2010, the Company recorded $21,000 in due to related parties.

Stock Options

Options outstanding as of June 30, 2010 and related weighted average price and intrinsic value are as follows:

Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.33	900,000	4.50	$0.33	900,000	$0.33	$90,000

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

The Company valued the stock options by the Black-Scholes model with the following assumptions:

	Expected	Expected	Dividend	Risk Free	Grant Date
	Term	Volatility	Yield	Interest Rate	Fair Value
Directors	4.50	127.83%	0%	1.75%	$0.33

The following summary presents the options granted, exercised, expired and outstanding at June 30, 2010:

Options Outstanding
Outstanding, December 31, 2009	0
Granted	900,000
Forfeited/Canceled	-
Exercised	-
Outstanding, June 30, 2010	900,000

For the six months ended June 30, 2010 and 2009, the Company recognized approximately $26,819 and $0, respectively, as compensation expenses for its stock option plan.

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

During the six months periods ended June 30, 2010 and 2009, the Company is organized into two business segments: (1) material recycling, (2) waste service. The following table presents a summary of operating information and certain quarter-end balance sheet information for the six months periods ended June 30, 2010 and 2009:

	For the six month periods ended June 30,
	2010	2009
Revenues from various areas:
Material Recycling	$1,346,260	$918,401
Waste Service	4,789,548	4,419,226
Consolidated	$6,135,808	$5,337,627

Net income (loss):
Material Recycling	$(51,088)	$45,529
Waste Service	1,256,279	1,170,597
Un-allocted	(100,619)	(108,684)
Consolidated	$1,104,572	$1,107,442

Identifiable assets:	December 31, 2010	December 31, 2009
Material Recycling	$803,560	$916,399
Waste Service	6,917,603	5,424,918
Un-allocted	5,144	5,113
Consolidated	$7,726,307	$6,346,430

Depreciation and amortization:
Material Recycling	$49,069	$47,853
Waste Service	72,575	42,457
Consolidated	$121,644	$90,310

Capital expenditures:
Material Recycling	$506	$124,267
Waste Service	22,509	83,208
Consolidated	$23,015	$207,475

Note 12. Major Customers and Vendors

Pernod Ricard and Hing Yang Hong, our two top customers, provided 36% and 11% of net revenue for the six month periods ended June 30, 2010 respectively. Total accounts receivable due from these customers was approximately $268,179 or 28% of total accounts receivable as of June 30, 2010.

Normally, the payment terms of our accounts receivable is about one month and will not be more than two months.

Zhongshun, Aperio Group and Astron ,our three major vendors, provided 65% of total purchases for the six month periods ended June 30,2010.  Total accounts payable due to these vendors was $471,356 or 55% of total accounts payable as of June 30, 2010.

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

•
Results of operations. This section provides an analysis of our results of operations for the six months period ended June 30, 2010 compared to the same period in 2009. A brief description is provided of transactions and events, including any related party transactions that affect the comparability of the results being analyzed.

•	Liquidity and capital resources. This section provides an analysis of our financial condition and cash flows for the six months period ended June 30, 2010 and 2009.
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

Employees

As of June 30, 2010, the Company employed 15 people in Australia subsidiaries. Our joint venture in China employed 20 people full time, and all other personnel of the China joint venture are employed as sub contractors.  To make our work more efficient, we outsourced a few other functions, such as logistics, bookkeeping and administration, to certain professional firms to enable our resource being focused on sales and processing functions.

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

Results of Operations - Comparison between the three and six months ended June 30, 2010 and the same periods in 2009.

Revenue

Revenue are generated by service charges and the sale of recyclable materials. Revenue for the three months period ended June 30, 2009 were $3,067,299, representing $324,167 or 12% increase compared to the sales of $2,743,132 in the same period of 2009. The revenues in the waste service business increased from $2,207,113 for the three months period ended June 30, 2009 to $2,383,387 for the three months period ended June 30, 2010, an increase of $176,274 or 8%.  The revenue in the material recycling business also increased $147,893 or 28% from $536,019 for the three months period ended June 30, 2009 to $683,912 for the three months period ended June 30, 2010.  The increase in revenue in waste service is partially because of acquisition of Shanghai Sheng Rong in May 2010. Although suffering the globle economic crisis, our material recycling business is getting better.

Revenue is generated by service charges and the sale of recyclable materials. Revenue for the six months period ended June 30, 2010 were $6,135,808, representing $798,181 or 15% increase compared to the revenue of $5,337,627 in the same period of 2009. The revenues in the waste service business increased from $4,419,226 for the six months period ended June 30, 2009 to $4,789,548 for the six months period ended June 30, 2010, an increase of $370,322 or 8%.  The revenue in the material recycling business also increased $427,859 or 47% from $918,401 for the six months period ended June 30, 2009 to $1,346,260 for the six months period endedJune 30, 2010.  The increase in revenue in waste service is partially because of acquisition of Shanghai Sheng Rong in May 2010. Although suffering the globle economic crisis, our material recycling business is getting better.

Cost of Revenue

The cost of revenue is the direct cost for sale of the recycling materials. For the three months period ended June 30, 2010, the cost of revenue was $1,575,990. It was $251,333 or 19% increase as compared to the cost of sales of $1,324,657 for the three months period ended June 30, 2009. Among which, the cost of revenue in the waste service business increased $127,105 or 11% from $1,121,990 for the three months period ended June 30, 2009 to $1,249,095 for the three months period ended June 30, 2010. The increase mainly contained $128,106 of labor service fee for sub contractors. This cost was related to our chinese market expandant. Cost of revenue in the material recycling business for the three months period ended June 30, 2009 and 2010 was $202,667 and $326,895 respectively, an inecrease of $124,228 or 61%. The increase of cost of sales in our material recycling business was in line with the sales.

For the three months period ended June 30, 2010 and 2009, cost of revenue was 51% and 48% of sales respectively.

The cost of revenue is the direct cost for sale of the recycling materials. For the six months period ended June 30, 2010, the cost of revenue was $3,114,096. It was $507,507 or 19% increase as compared to the cost of sales of $2,606,589 for the six months period ended June 30, 2009.  Among which, the cost of revenue in the waste service business increased $250,708 or 11% from $2,260,732 for the six months period ended June 30, 2009 to $2,511,440 for the six months period ended June 30, 2010.  The increase mainly contained $245,475 of labor service fee for sub contractors. This cost was related to our Chinese market expandant.  Cost of revenue in the material recycling business for the six months period ended June 30, 2010 and 2009 was $602,656 and $345,857 respectively, an increase of $256,799 or 74%.  The increase of cost of sales in our material recycling business was in line with the sales.

For the six months period ended June 30, 2010 and 2009, cost of revenue was 51% and 49% of sales respectively.

Gross profit

The gross profit for the three months period ended June 30, 2010 was $1,491,309, representing $72,834 or 5% increase compared to $1,418,475 for the three months period ended June 30, 2009. The gross margin reduced from 52% for the three months period ended June 30, 2009 to 49% for the three months period ended June 30, 2010. Gross profit in the waste service business increased $49,169 or 5% from $1,085,123 for the three months preiod ended June 30, 2009 to $1,134,292 for the same periods in 2010. Gross profit in the material recycling business increased $23,665 or 7% from $333,352 for the three months preiod ended June 30, 2009 to $357,017 for the same period in 2010. The increase in revenue becomes the main reason for the growth in gross profit.

The gross profit for the six months preiod ended June 30, 2010 was $3,021,712, representing $290,674 or 11% increase compared to $2,731,038 for the six months preiod ended June 30, 2009.  The gross margin reduced from 51% for the six months preiod ended June 30, 2009 to 49% for the six months preiod ended June 30, 2010. Gross profit in the waste service business increased $119,614 or 6% from $2,158,494 for the six months preiod ended June 30, 2009 to $2,278,108 for the same periods in 2010. Gross profit in the material recycling business increased $171,060 or 30% from $572,544 for the six months preiod ended June 30, 2009 to $743,604 for the same period in 2010. The increase in revenue becomes the main reason for the growth in gross profit.
Selling, general and administrative expenses

Selling, general and administrative expenses increased to $923,966 for the three months period ended June 30, 2010, from $821,652 for the three months period ended June 30, 2009, an increase of $102,314 or 12%. The SG&A expenses in the waste service business was $492,202 for the three months period ended June 30, 2009, this number decreased to $488,445 for the three months period ended June 30, 2010. It decreased $3,757 or 1%. The SG&A expenses in the material recycling business increased $101,221 or 36% from $285,050 for the three months period ended June 30, 2009 to $386,271 for the three months period ended June 30, 2010. The increase was mainly contained $19,269 of wages and $30,765 of freight outwards. The SG&A expenses also included investor relationship expenses and option expenses which increased $4,850 or 11% from $44,400 for the three months period ended June 30, 2009 to $49,250 for the three months period ended June 30, 2010.

The SG&A expenses was 30% of the revenue for the three months period ended June 30, 2010 and 2009.

Selling, general and administrative expenses increased to $1,799,625 for the six months preiod ended June 30, 2010, from $1,519,605 for the six months preiod ended June 30, 2009, an increase of $280,020 or 18%.  The SG&A expenses in the waste service business was $914,355 for the six months preiod ended June 30, 2009, this number increased to $966,618 for the six months preiod ended June 30, 2010.  It increased $52,263 or 6%. The increase was mainly contained $14,420 of consulting fee which is for developing new market and customer and $30,000 of director’s compensation. The SG&A expenses in the material recycling business increased $233,938 or 47% from $498,450 for the six months preiod ended June 30, 2009 to $732,388 for the six months preiod ended June 30, 2010. The increase was mainly contained $44,126 of wages, $53,136 of freight outwards and $23,555 of consulting fee. The SG&A expenses also included investor relationship expenses and option expenses which decreased $6,181 or 6% from $100,619 for the six months period ended June 30, 2010 to $106,800 for the six months period ended June 30, 2009.

The SG&A expenses was 28% of the revenue for the six months preiod ended June 30, 2009 while it was 29% for the six months preiod ended June 30, 2010.

Depreciation Expense

Depreciation expense increased to $64,990 for the three months preiod ended June 30, 2010 from $46,011 for the three months preiod ended June 30, 2009.  It increased $18,979 or 41%. The depreciation expense in the waste service business increased $21,568 or 104% to $42,246 for the three months preiod ended June 30, 2010 from $20,678 for the three months preiod ended June 30, 2009. For the three months preiod ended June 30, 2010 and 2009, depreciation expense was 2% of the revenue respectively.

Depreciation expense increased to $121,644 for the six months preiod ended June 30, 2010 from $90,310 for the six months preiod ended June 30, 2009.  It increased $31,334 or 35%. The increases were mainly due to the acquisition of Shanghai Sheng Rong in May 2010 and the purchase of plant and machinery. The depreciation expense in the waste service business increased $30,118 or 71% to $72,575 for the six months preiod ended June 30, 2010 from $42,457 for the six months preiod ended June 30, 2009. For the six months preiod ended June 30, 2010 and 2009, depreciation expense was 2% of the revenue respectively.

Other Income (Expense)

For the three months preiod ended June 30, 2010, the Company booked other income of $38,678 compared to $11,105 for the three months preiod ended June 30, 2009.  The increase in other income is $27,573 or 248%. That is mainly because of the gain on acquisition.

For the three months preiod ended June 30, 2010, other income was 1% of the revenue while it was 0.4% for the three months preiod ended June 30, 2009.

For the six months preiod ended June 30, 2010, the Company booked other income of $25,141 compared to $39,064 for the six months preiod ended June 30, 2009.  The decrease in other income is $13,923 or 36%.

For the six months preiod ended June 30, 2010, other income was 0.4% of the revenue while it was 1% for the six months preiod ended June 30, 2009.

Non-Controlling interest in subsidiary

On August 15, 2007, the Company completed the acquisition of 70% of the equity interest in Sancon Resources Recovery (Shanghai) Co., Ltd by exercising its option to convert $200,000 of convertible promissory note.  On May 26, 2010, Sancon SH completed the acquisition of 52% of the equity interest in Shanghai Sheng Rong. Noncontrolling interest was $1,459 for the three months preiod ended June 30, 2010 while it was $7,945 for the same periods in 2009. Noncontrolling interest was $9,627 for the six months preiod ended June 30, 2010 while it was $14,849 for the same periods in 2009.

For the three months preiods ended June 30, 2010 and 2009, noncontrolling interest was 0.05% and 0.29% of the revenue respectively

For the six months preiods ended June 30, 2010 and 2009, noncontrolling interest was 0.2% and 0.3% of the revenue respectively.

Discontinued Operation

On March 31, 2009, the company sold 100% equity interest of Guang Cheng Int'l Trading Ltd. (“Guang Cheng”) for $1,290 plus the assumption of certain liabilities.

There was no discontinued operation for the six months period ended June 30, 2010. During the same period in 2009, loss on discontinued operation was $1,884.

Income Tax

The income tax decreased to $2,310 for the three months preiod ended June 30, 2010 from $19,247 for the three months preiod ended June 30, 2009, a decrease of $16,937 or 88%.  That is because the profit in the material recycling business decreased.  For the three months preiod ended June 30, 2010 and 2009, income tax was 0.1% and 0.7% of the revenue respectively.

The income tax decreased to $11,385 for the six months preiod ended June 30, 2010 from $36,012 for the six months preiod ended June 30, 2009, a decrease of $24,627 or 68%.  That is because the profit in the material recycling business decreased.  For the six months preiod ended June 30, 2010 and 2009, income tax was 0.2% and 0.7% of the revenue respectively.

Net income

Net income for the three months preiod ended June 30, 2010 was $537,262, compared to $534,725 for the three months preiod ended June 30, 2009, an increase of $2,537 or 0.5%. Net profit margin for the three months preiod ended June 30, 2010 was 18% while it was 19% for the same period in 2009.

Net income for the six months preiod ended June 30, 2010 was $1,104,572, compared to $1,107,442 for the six months preiod ended June 30, 2009, a decrease of $2,870 or 0.3%. Net profit margin for the six months preiod ended June 30, 2010 was 18% while it was 21% for the same period in 2009.

Liquidity and Capital Resources

As shown in the accompanying financial statements, the Company has accumulated profit of $4,566,214 as of June 30, 2010 compared to $3,461,642 as of December 31, 2009. In addition, we have positive working capital $4,463,537 as of June 30, 2010 and it was $3,387,860 as of December 31, 2009.  It increased $1,075,677. That is mainly due to the increase of $1,119,997 in cash and cash equivalents. The strong sales for the six months period ended June 30, 2010 lead to the great increase in cash and cash equivalents.

Operating Activities

The net cash provided by operating activities for the six months preiod ended June 30, 2010 amounted to $1,202,412 compared to $852,143 for the six months preiod ended June 30, 2009, and increase $350,269 or 41%. The increase mainly included trade receivables of $617,859. The increases were offset by trade payable of $246,050. The payment terms of our accounts receivable is about one month and will not be more than two months.

Investing Activities

Net cash used in investing activities amounted to $170,315 for the six months preiod ended June 30, 2010 compared to $249,571 for the six months preiod ended June 30, 2009, a decrease of $79,256 or 32%.  It’s mainly due to the decrease on purchase of property and equipment.  For the six months period ended June 30, 2009, the cash used in purchase of property and equipment was $207,475, however, this number decreased to $23,015 for the same period in 2010.

Financing Activities

Net cash provided by financing activities amounted to $71,268 for the six months preiod ended June 30, 2010. For the six months preiod ended June 30, 2009, net cash used in financing activities was $87,337, an increase of $158,605 or 182%. The increase mainly included shareholder’s loan of $77,978.

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

As of June 30, 2010, the Company issued 900,000 shares of stock options to directors and accrued $26,819 expenses.

As of June 30, 2009, the Company did not issue or make provision through the issuance of stock options to employees and directors.

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

During the six months ended June 30, 2010, there were no changes in our internal accounting controls or in other factors that materially affected our internal controls over financial reporting.

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
Date: August 16, 2010
By: /s/ Jack Chen
Jack Chen
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Sancon Resources Recovery, Inc.
Date: August 16, 2010
By: /s/ David Chen
David Chen
Chairman

Date: August 16, 2010
By: /s/ Jimmy Yiu
Jimmy Yiu
Independent Director

Date: August 16, 2010
By: /s/ Cong Yuanli
Cong Yuanli
Independent Director

Date: August 16, 2010
By: /s/ Jack Chen
Jack Chen
Director