Form 10-Q
period 2010-09-30
Sancon Resources Recovery, Inc.
filed 2010-11-15
CIK 1288195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2010

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

Common Stock:  par value of $0.001; 22,964,996 shares issued and outstanding on September 30, 2010.

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

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
SANCON RESOURCES RECOVERY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

Assets
		As at
	September 30, 2010		December 31, 2009
Current assets
Cash and cash equivalents	$5,624,717		$3,703,716
Trade receivables, net	981,785		988,673
Inventory	22,604		16,013
Deferred Tax Asset	35,907		33,057
Other current assets	172,208		285,933
Advance and prepayment	115,467		49,502
Held to maturity securities	129,892		129,000
Total current assets	7,082,580		5,205,894

Property, plant & equipment, net	1,215,711		958,041
Security deposit	30,820		9,824
Held to maturity securities-non current	-		129,993
Investment	-		42,678
Long Term Deferred Expenses	14,792		-
Goodwill	27,688		-
Total Assets	$8,371,591		$6,346,430

Liabilities and Stockholders' Equity

Liabilities
Current liabilities
Trade payables	$742,572		$886,034
Capital lease - current	2,398		15,925
Tax payables	80,789		97,779
Due to related parties	700,504		420,504
Loan Payable-current	28,298		26,199
Accrued expenses and other payables	396,752		371,593
Total current liability	1,951,313		1,818,034

Long term liability
Capital lease	23,679		21,799
Loan Payable	35,841		56,117
Total liability	2,010,833		1,895,950

SANCON RESOURCES RECOVERY, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(UNAUDITED)

		As at
	September 30, 2010		December 31, 2009

Stockholders' Equity
Share Capital
Authorized: 500,000,000 common shares, par value $0.001 per share
Issued and Outstanding: 22,964,996 shares as of September 30, 2010 and December 31, 2009	22,965		22,965
Additional paid-in capital	899,347		860,449
Deferred Compensation	(113,100)		(124,800)
Other comprehensive income	99,941		71,641
Retained Earnings	5,112,502		3,461,642
Total	6,021,655		4,291,897
Non-controlling interest	339,103		158,583
Total stockholders' equity	6,360,758		4,450,480
Total liabilities & stockholders' equity	$8,371,591		$6,346,430
The accompanying notes are an integral part of these unaudited consolidated financial statements

SANCON RESOURCES RECOVERY, INC. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the three months periods ended September 30,		For the nine months periods ended September 30,
	2010	2009	2010	2009

Net Revenue	$3,354,608	$2,811,917	$9,490,416	$8,149,544
Cost of Revenue	1,861,857	1,617,521	4,975,953	4,224,110
Gross profit	1,492,751	1,194,396	4,514,463	3,925,434

Operating Expenses
Depreciation	61,139	54,958	182,783	145,268
Selling, General and Administrative	895,868	588,521	2,695,493	2,108,126
Total operating expenses	957,007	643,479	2,878,276	2,253,394
Operating Income	535,744	550,917	1,636,187	1,672,040

Other Income (Expense)
Other income /(Expense),net	7,671	(43,380)	(1,343)	(5,729)
Investment loss prior to acquisition	(9)	3,019	(3,148)	4,432
Gain on acquisition	-	-	34,805	-
Interest income /(Expense),net	2,276	-	4,765	-
Total other income	9,938	(40,361)	35,079	(1,297)

Income from continued operations before
income taxes and discontinued Operation	545,682	510,556	1,671,266	1,670,743

Discontinued Operation
Loss from Discontinued Operation	-	-	-	(50)
Loss on Disposal of a subsidiary	-	-	-	(1,834)
Loss on Discontinued Operations	-	-	-	(1,884)

Income before income taxes and non-controlling interest	545,682	510,556	1,671,266	1,668,859

Less:Income taxes	6,868	1,348	18,253	37,360

Less: Net income attributed to non-controlling interest	(7,474)	5,196	2,153	20,045

Net income	546,288	504,012	1,650,860	1,611,454

SANCON RESOURCES RECOVERY, INC.
CONSOLIDATED STATEMENTS OF INCOME(Continued) (UNAUDITED)

	For the three months periods ended September 30,		For the nine months periods ended September 30,
	2010	2009	2010	2009
Other comprehensive item:
Foreign currency translation gain/(loss)	48,318	17,099	28,300	50,159

Net comprehensive income	$594,606	$521,111	$1,679,160	$1,661,613

Earnings per share:
Basic earnings per share-continued operations	$0.02	$0.02	$0.07	$0.07
Basic earnings per share-discontinued operations	$-	$-	$-	$-
Basic earnings per share	$0.02	$0.02	$0.07	$0.07
Basic weighted average shares outstanding	22,964,996	22,964,996	22,964,996	22,833,746
Diluted earnings per share-continued operations	$0.02	$0.02	$0.07	$0.07
Diluted earnings per share-discontinued operations	$-	$-	$-	$-
Diluted earnings per share	$0.02	$0.02	$0.07	$0.07
Diluted weighted average shares outstanding	22,964,996	22,964,996	23,041,989	22,833,746
The accompanying notes are an integral part of these unaudited consolidated financial statements

SANCON RESOURCES RECOVERY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the nine months periods ended September 30,
	2010	2009
Cash Flows from Operating Activities
Net Income	$1,650,860	$1,611,454
Adjustments to reconcile net income to net cash flows
provided by operating activities:
Depreciation	182,783	145,268
Investment loss	3,148	-
Gain on acquisition from noncontrolling interest	(34,805)	-
Gain on disposal of property and equipment	-	9,362
Amortization of deferred compensation	11,700	65,700
Options grant for compensation	38,898	-
Non-controlling interest	2,153	20,045
Changes in current assets and liabilities,net of business acquisition:
Decrease (increase) in trade receivables	6,888	(687,017)
Decrease (increase) in inventory	(6,591)	753
Decrease (increase) in advance to suppliers	(14,145)	7,247
Decrease (increase) in other current assets	70,828	(145,176)
Increase (decrease) in tax payable	(16,990)	(496)
Increase (decrease) in trade payable	(267,066)	247,596
Increase (decrease) in other current liabilities	25,159	35,554
Net cash flows provided by operating activities	1,652,820	1,310,290

Cash Flows from Investing Activities
Purchase of property and equipment	(84,957)	(285,529)
Investment in Shengrong	(149,700)	(43,813)
Cash increased from disposal of property and equipment	-	152,969
Cash increased from acquisition	158,617	-
Net cash used in continued operations	(76,040)	(176,373)
Net cash provided by discontinued operations	-	1,854
Net cash flows used in Investing activities	(76,040)	(174,519)

Cash Flows from Financing Activities
Shareholders’ loan	226,972	(80,347)
Proceeds from (Payment of) mortgage loan	(11,647)	1,808
Net cash flows provided by/(used in) financing activities	215,325	(78,539)

Effect of exchange rate changes on cash	128,896	(27,219)

Net Increase in Cash & Cash Equivalent	1,921,001	1,030,013

Cash & Cash Equivalent at start of period	$3,703,716	$2,220,509
Cash & Cash Equivalent at end of period	$5,624,717	$3,250,522
	0
Supplemental information for Cash Expenses
Cash paid for Interest Expenses	$7,027	$2,397
Cash paid for Income Taxes	$253	$14,174
The accompanying notes are an integral part of these unaudited consolidated financial statements

Sancon Resources Recovery, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the nine month periods ended September 30, 2010
(Unaudited)

Note 1.  Nature of Operations

Sancon Resources Recovery, Inc. ("Sancon", or "the Company", or "we", or "us") is registered in the State of Nevada. Sancon Resources Recovery, Inc. is an environmental service and waste management company that operates recycling facilities in China and Australia. Sancon specializes in the collection and recovery of industrial and commercial solid wastes such as plastic, paper, cardboard, and glass.

Note 2.  Basis of Presentation

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

(b) Principles of Consolidation

The accompanying unaudited consolidated financial statements include all of the accounts of the Company and all of the subsidiaries under its control, which includes the following companies:

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

Property, Plant & Equipment

Property, plant, & equipment are stated at cost, less accumulated depreciation and any impairment in value. The carrying values are reviewed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Impairment losses are recognized in the income statement in the period in which impairment is determined to exist.

Held to Maturity Securities

The Company classifies investment in marketable securities as `Held to Maturity'. Any declines in the fair value of securities determined to be non temporary in nature are charged to earnings in the period in which that event ocurrs.

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

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

We regularly assess our position with regard to individual tax exposures and record liabilities for our uncertain tax positions and related interest and penalties. These accruals reflect management's view of the likely outcomes of current and future audits. The future resolution of these uncertain tax positions may be different from the amounts currently accrued and therefore could impact future tax period expense.

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

2010	$150,437
2011	279,311
2012	164,707
2013	165,868
Thereafter	870,306
Total	$1,630,629

The following schedule shows the composition of total rental expense for all operating leases except those with terms of a month or less that were not renewed:

	Year Ending December 31
	2010	2009
Minimum Rentals	$150,437	$122,328
Contingent Rentals	-	-
Less Sublease Rentals	-	-

Equipment:

In July 2005, the company purchased a vehicle under capital lease from Toyota Financial Service. The annual interest rate is 7.99% with payment term of sixty (60) months. The payment is to be made in 59 equal monthly installments of $378 each and the final installment of $6,413. This lease was paid in full as of September 30, 2010.

In October 2006, the company purchased a vehicle by mortgage loan from CBFC Limited ABN.  The annual interest rate is 8.32% with payment term of sixty (60) months. The payment is to be made in 59 equal monthly installments of $521 each and the final installment of $9,538. The balance as of September 30, 2010 amounted to $14,756 with $1,264 as current liability.

In September 2007, the company purchased a vehicle by mortgage loan from CBFC Limited ABN.  The annual interest rate is 8.6% with payment term of forty-eight (48) months. The payment is to be made in 47 equal monthly installments of $456 each and the final installment of $7,499. The balance as of September 30, 2010 amounted to $11,321 with $1,134 as current liability.

The Company pays approximately $977 per month under these leases, the last of which will expire in September 2011.

Total minimum lease payments under the above leases are as follows:

Capital
Leases
2010	$2,997
2011	24,918
27,915
Less: Amount representing interest	(1,838)
Present value of minimum lease payments	26,077
Less: Current portion	(2,398)
$23,679

Legal Proceeding:

The company is involved in the following litigation as of September 30, 2010:

The Company has been named a second defendant to a breach of contract claim made against a first defendant. Under the writ, the plaintiffs claim that pursuant to a written stock purchase agreement, the first defendant was required to purchase plaintiff’s common stock or pay plaintiff cash of $94,172 in lieu of the shares. The Company has been named because plantiffs claim that the first defendant is a wholly-owned subsidiary of the Company. On December 10, 2008, the court found in the favor of plantiffs on for total compensation of $104,966, which is the cash in lieu of shares and interest and litigation costs.  The Company has denied all allegations in the complaint, noting that first defendant was fully divested on November 27, 2006.  The Company has accrued $104,966 of potential liability in the accompanied financial statements based on the judgement of the court.

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

Note 6   Equity investment and acquisition

Investment in Shanghai Sheng Rong

On May 26, 2010, the Company’s subsidiary Sancon Shanghai entered into an investment agreement with Shanghai Sheng Rong to invest an additional RMB1,000,000 or $146,289 in Shanghai Sheng Rong. Previously, Sancon SH had invested $44,010 (RMB 300,000) in return for a 20% equity interest. After the completion of this current transaction, Sancon SH now holds 52% of the equity interest in Shanghai Sheng Rong. Shanghai Sheng Rong was formed on June 19, 2009 as an environmental services company that operates waste management and recycling services in China. This investment is accounted for using the equity method of invesetment.

As at September 30, 2010 and December 31, 2009 Non-controlling interest amounted to $339,103 and $158,583 respectively.

Note 7. Property, plant & equipment

The Company’s Property, Plant and Equipment as of September 30, 2010 is as follows:

	Plant and Machinery	Vehicles	Office Equipment	Total
Cost	$1,259,457	$614,992	$38,541	$1,912,990
Accumulated Depreciation	(422,653)	(256,767)	(17,859)	(697,279)
Net Carrying Value	$836,803.77	$358,225	$20,682	$1,215,711

Included in property and equipment is approximately $78,419 of assets, which are leased under non-cancelable leases and accounted for as capital leases, which expire through September 2011. The accumulated depreciation included in the property and equipment for these leases is approximately $50,487.

The Company’s Property, Plant and Equipment as of December 31, 2009 are as follows:

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

Depreciation and amortization expense for the nine months period ended September 30, 2010 and 2009 was $182,783 and $145,268 respectively.

Note 8. Short Term and Long Term Loan Payable

On November 19, 2009, Sancon SH purchased a vehicle with a total loan principle amount of $86,137, unsecured, with an annual interest rate of 7.6%. The payment is to be made in thirty-six (36) equal monthly installments of $2,683 expiring in November 2011. The Company classified the loan balance under current and noncurrent liabilities respectively in the accompanied financial statements. As of September 30, 2010 and December 31, 2009, short term loan payable amounted to $28,298 and $26,199 and long term loan payable amounted to $35,841 and $56,117 respectively.

For the nine month periods ended September 30, 2010, Sancon SH accrued and paid interest $4,752 on this loan.

The future payment schedule for this term loan is as follows:
Amount
2010	$8,050
2011	32,200
2012	29,517
Total	$69,768

Note 9.  Due to related parties

Net amounts due to related parties are as follows:

	September 30, 2010	December 31, 2009
Former CEO and major shareholder	$35,324	$(6,216)
Independent Director	5,021	5,021
Current CEO	660,159	409,267
	$700,504	$420,504

Note 10.  Stockholders equity

Common Stock

On October 15, 2007, the Company entered into a ten year service agreement with Lyons Capital LLC. In connection with this agreement, Lyons Capital LLC will receive 300,000 shares of Restricted, RULE 144 Stock, for services rendered or to be rendered in the future. The Company issued shares on March 10, 2008 and recorded at the fair market value of $156,000. This amount will be amortized over a period of ten years from January 01, 2008. For the nine months periods ended September 30, 2010 and 2009, the Company recorded $11,700 in consulting expense. The unamortized amount of $113,100 was included under deferred compensation as at September 30, 2010.

On January 01, 2008, the Company entered in a four year employment agreement with Mr. Jack Chen, current CEO, which prescribes the issuance of stock in lieu of salary. On April 13, 2009, the Company issued 350,000 shares of Restricted, RULE 144 Stock to Mr. Chen. The shares were recorded at fair market value of $52,500. As of the September 30, 2010, the Company recorded $67,500 in due to related parties. This is a stock subscription liability.

On January 01, 2010, the Company entered in a two year employment agreement with Mr. David Chen, former CEO and major shareholder, which prescribes the issuance of stock in lieu of salary. As of the September 30, 2010, the Company recorded $31,500 in due to related parties. This is a stock subscription liability.

Stock Options

Options outstanding as of September 30, 2010 and related weighted average price and intrinsic value are as follows:

Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.33	900,000	4.25	$0.33	900,000	$0.33	$90,000

On January 01, 2010, the Company entered in an option agreement with Mr. Jack Chen, current CEO. In connection with this agreement, the Company granted a total of 600,000 options with an exercise price of $0.33 per share.  These options expire in 5 years.

On January 01, 2010, the Company entered in an option agreement with Mr. David Chen, former CEO and major shareholder. In connection with this agreement, the Company granted a total of 300,000 options with an exercise price of $0.33 per share.  These options expire in 5 years.

The Company valued the stock options by the Black-Scholes model with the following assumptions:

Expected	Expected	Dividend	Risk Free	Grant Date
Term	Volatility	Yield	Interest Rate	Fair Value
4.25	126.68%	0%	1.25%	$0.33

The following summary presents the options granted, exercised, expired and outstanding at September 30, 2010:

Options Outstanding
Outstanding, December 31, 2009	0
Granted	900,000
Forfeited/Canceled	-
Exercised	-
Outstanding, September 30, 2010	900,000

For the nine months ended September 30, 2010 and 2009, the Company recognized approximately $38,898 and $0, respectively, as compensation expenses for its stock option plan.

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

During the nine months periods ended September 30, 2010 and 2009, the Company is organized into two business segments: (1) material recycling, (2) waste service. The following table presents a summary of operating information and certain quarter-end balance sheet information for the nine months periods ended September 30, 2010 and 2009:

	For the nine month periods ended September 30,
	2010	2009
Net sales from various areas:
Material Recycling	$2,090,513	$1,541,322
Waste Service	7,399,903	6,608,222
Consolidated	$9,490,416	$8,149,544

Net income (loss):
Material Recycling	$(59,091)	$35,052
Waste Service	1,859,549	1,711,486
Un-allocted	(149,598)	(135,084)
Consolidated	$1,650,860	$1,611,454

Identifiable assets:		December 31, 2009
Material Recycling	$875,225	$916,399
Waste Service	7,491,247	5,424,918
Un-allocted	5,119	5,113
Consolidated	$8,371,591	$6,346,430

Depreciation and amortization:
Material Recycling	$76,380	$75,101
Waste Service	106,403	70,167
Consolidated	$182,783	$145,268

Capital expenditures:
Material Recycling	$25,272	$186,239
Waste Service	59,685	99,290
Consolidated	$84,957	$285,529

Note 12. Major Customers and Vendors

Our two top customers provided approximately 65% of net sales for the nine month period ended September 30, 2010. Total accounts receivable due from these customers was approximately 69% of total accounts receivable as of September 30, 2010.

Our three major vendors provided approximately 55% of total purchases for the nine month period ended September 30, 2010.  Total accounts payable due to these vendors was approximately 44% of total accounts payable as of September 30, 2010.

Note 13. Income Taxes

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

Note 14. Held to Maturity Securities

As of September 30, 2010 and December 31, 2009, the investment in securities amounted to $129,892 and $258,993.

The held to maturity securities of $129,892 will mature on August 22, 2011. So it is classified under current assets in the accompanied financial statements.

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

Results of operations. This section provides an analysis of our results of operations for the three and nine months period ended September 30, 2010 compared to the same period in 2009. A brief description is provided of transactions and events, including any related party transactions that affect the comparability of the results being analyzed.

Liquidity and capital resources. This section provides an analysis of our financial condition and cash flows for the nine months period ended September 30, 2010 and 2009.

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

Employees

As of September 30, 2010, the Company employed 15 people in Australia subsidiaries. Our joint venture in China employed 20 people full time, and all other personnel of the China joint venture are employed as sub contractors.  To make our work more efficient, we outsourced a few other functions, such as logistics, bookkeeping and administration, to certain professional firms to enable our resource being focused on sales and processing functions.

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

As a public company, Sancon is subject to certain regulatory requirements including, but not limited to, compliance with Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX404"). Such compliance results in significant additional costs to the Company by increased audit and consulting fees, and the time required by management to address the regulations. The SEC has recently delayed the implementation date of SOX404 for non-accelerated filers until the fiscal year ended December 31, 2010. However, should the Company successfully fulfill its plans to procure financing and expand its operations; the Company may come under the accelerated filer definition, and be required to comply with SOX404 before June 15, 2011.  In any case, such cocts will likely affect adversely the Company's business, financial condition and results of operations.

Results of Operations - Comparison between the three and nine months ended September 30, 2010 and the same periods in 2009.

Revenue

Revenue is generated by service charges and the sale of recyclable materials. Revenue for the three months period ended September 30, 2010 were $3,354,608 representing $542,691 or 19% increase compared to the sales of $2,811,917 in the same period of 2009. The revenues in the waste service business increased from $2,188,996 for the three months period ended September 30, 2009 to $2,610,355 for the three months period ended June 30, 2010, an increase of $421,359 or 19%.  The revenue in the material recycling business also increased $121,332 or 19% from $622,921 for the three months period ended September 30, 2009 to $744,253 for the three months period ended June 30, 2010.  The increase in revenue in waste service is partially because of acquisition of Shanghai Sheng Rong in May 2010. Although suffering the global economic crisis, our material recycling business is getting better.

Revenue for the nine months period ended September 30, 2010 were $9,490,416, representing $1,340,872 or 16% increase compared to the revenue of $8,149,544 in the same period of 2009. The revenues in the waste service business increased from $6,608,222 for the nine months period ended September 30, 2009 to $7,399,903 for the nine months period ended September 30, 2010, an increase of $791,681 or 12%.  The revenue in the material recycling business also increased $549,191 or 36% from $1,541,322 for the nine months period ended September 30, 2009 to $2,090,513 for the nine months period ended September 30, 2010.  The increase in revenue in waste service is partially because of acquisition of Shanghai Sheng Rong in May 2010. Our new cardboard collection business also contributes to the revenue increase.

Cost of Revenue

The cost of revenue is the direct cost for sale of the recycling materials. For the three months period ended September 30, 2010, the cost of revenue was $1,861,857. It was $244,336 or 15% increase as compared to the cost of sales of $1,617,521 for the three months period ended September 30, 2009. Among which, the cost of revenue in the waste service business increased $224,191 or 17% from $1,351,673 for the three months period ended September 30, 2009 to $1,575,864 for the three months period ended September 30, 2010. The increase mainly contained $224,287 of raw material expenses for our new cardboard business. Cost of revenue in the material recycling business for the three months period ended September 30, 2009 and 2010 was $265,848 and $285,993 respectively, an inecrease of $20,145 or 8%. The increase of cost of sales was in line with the sales.

For the three months period ended September 30, 2010 and 2009, cost of revenue was 56% and 58% of sales respectively.

For the nine months period ended September 30, 2010, the cost of revenue was $4,975,953. It was $751,843 or 18% increase as compared to the cost of sales of $4,224,110 for the nine months period ended September 30, 2009.  Among which, the cost of revenue in the waste service business increased 474,899 or 13% from $3,612,405 for the nine months period ended September 30, 2009 to $4,087,304 for the nine months period ended September 30, 2010.  The increase mainly contained $295,557 of labor service fee for sub contractors. This cost was related to our Chinese market expandant.  Cost of revenue in the material recycling business for the nine months period ended September 30, 2010 and 2009 was $888,649 and $611,705 respectively, an increase of $276,944 or 45%.

For the nine months period ended September 30, 2010 and 2009, cost of revenue was 52% of sales respectively.

Gross profit

The gross profit for the three months period ended September 30, 2010 was $1,492,751, representing $298,355 or 25% increase compared to $1,194,396 for the three months period ended September 30, 2009. The gross margin increased from 42% for the three months period ended September 30, 2009 to 44% for the three months period ended September 30, 2010. Gross profit in the waste service business increased $197,168 or 24% from $837,323 for the three months period ended September 30, 2009 to $1,034,491 for the same periods in 2010. Gross profit in the material recycling business increased $101,187 or 28% from $357,073 for the three months period ended September 30, 2009 to $458,260 for the same period in 2010. The increase in revenue becomes the main reason for the growth in gross profit.

The gross profit for the nine months period ended September 30, 2010 was $4,514,463, representing $589,029 or 15% increase compared to $3,925,434 for the nine months period ended September 30, 2009.  The gross margin was 48% for the nine months period ended September 30, 2010 and 2009. Gross profit in the waste service business increased $316,782 or 11% from $2,995,817 for the nine months period ended September 30, 2009 to $3,312,599 for the same periods in 2010. Gross profit in the material recycling business increased $272,247 or 29% from $929,617 for the nine months period ended September 30, 2009 to $1,201,864 for the same period in 2010.

Selling, general and administrative expenses

Selling, general and administrative expenses increased to $895,868 for the three months period ended September 30, 2010, from $588,521 for the three months period ended September 30, 2009, an increase of $307,347 or 52%.  The SG&A expenses in the waste service business was $247,001 for the three months period ended September 30, 2009, this number increased to $436,545 for the three months period ended September 30, 2010. It increased $189,544 or 77%. The SG&A expenses in the material recycling business increased $95,224 or 30% from $315,120 for the three months period ended September 30, 2009 to $410,344 for the three months period ended September 30, 2010. The increase was mainly contained $53,303 of wages, $15,957 and $16,157 of equipment repair expenses of freight outwards. The SG&A expenses also included investor relationship expenses and option expenses which increased $22,579 or 86% from $26,400 for the three months period ended September 30, 2009 to $48,979 for the three months period ended September 30, 2010.

The SG&A expenses was 27% and 21% of the revenue for the three months period ended September 30, 2010 and 2009.

Selling, general and administrative expenses increased to $2,695,493 for the nine months period ended September 30, 2010 from $2,108,126 for the nine months period ended September 30, 2009, an increase of $587,367 or 28%.  The SG&A expenses in the waste service business was $1,161,356 for the nine months period ended September 30, 2009, this number increased to $1,403,163 for the nine months period ended September 30, 2010.  It increased $241,807 or 21%.  The increase was mainly contained $204,076 of consulting fee which is for developing new market and customer and $45,000 of director’s compensation. The SG&A expenses in the material recycling business increased $329,162 or 40% from $813,570 for the nine months period ended September 30, 2009 to $1,142,732 for the nine months period ended September 30, 2010. The increase was mainly contained $134,033 of wages, $78,289 of freight outwards $26,765 of consulting fee and $34,346 of hire equipment expenses. The SG&A expenses also included investor relationship expenses and option expenses which increased $16,398 or 12% from $133,200 for the nine months period ended September 30, 2009 to $149,598 for the nine months period ended September 30, 2010

The SG&A expenses was 26% of the revenue for the nine months period ended September 30, 2009 while it was 28% for the nine months period ended September 30, 2010.

Depreciation Expense

Depreciation expense increased to $61,139 for the three months period ended September 30, 2010 from $54,958 for the three months period ended September 30, 2009.  It increased $6,181 or 11%. The depreciation expense in the waste service business increased $6,118 or 22% to $33,828 for the three months period ended September 30, 2010 from $27,710 for the three months period ended September 30, 2009. For the three months period ended September 30, 2010 and 2009, depreciation expense was 2% of the revenue respectively.

Depreciation expense increased to $182,783 for the nine months period ended September 30, 2010 from $145,268 for the nine months period ended September 30, 2009.  It increased $37,515 or 26%. The increases were mainly due to the acquisition of Shanghai Sheng Rong in May 2010 and the purchase of plant and machinery. The depreciation expense in the waste service business increased $36,236 or 52% to $106,403 for the nine months period ended September 30, 2010 from $70,167 for the nine months period ended September 30, 2009. For the nine months period ended September 30, 2010 and 2009, depreciation expense was 2% of the revenue respectively.

Other Income (Expense)

For the three months period ended September 30, 2010, the Company booked other income of $9,938 compared to other loss of $40,361 for the three months period ended September 30, 2009.  The increase in other income is $50,299 or 125%.

For the three months period ended September 30, 2010, other income was 0.3% of the revenue while it was 1% for the three months period ended September 30, 2009.

For the nine months period ended September 30, 2010, the Company booked other income of $35,079 compared to other loss of $1,297 for the nine months period ended September 30, 2009.  The increase in other income is $36,376. That is mainly because of the gain on acquisition.

For the nine months period ended September 30, 2010, other income was 0.4% of the revenue while it was 0.02% for the nine months period ended September 30, 2009.

Non-Controlling interest in subsidiary

On August 15, 2007, the Company completed the acquisition of 70% of the equity interest in Sancon Resources Recovery (Shanghai) Co., Ltd by exercising its option to convert $200,000 of convertible promissory note.  On May 26, 2010, Sancon SH completed the acquisition of 52% of the equity interest in Shanghai Sheng Rong. Noncontrolling interest was $(7,474) for the three months period ended September 30, 2010 while it was $5,196 for the same periods in 2009. Noncontrolling interest was $2,153 for the nine months period ended September 30, 2010 while it was $20,045 for the same periods in 2009.

For the three months periods ended September 30, 2010 and 2009, noncontrolling interest was 0.22% and 0.18% of the revenue respectively

For the nine months periods ended September 30, 2010 and 2009, noncontrolling interest was 0.02% and 0.2% of the revenue respectively.

Discontinued Operation

On March 31, 2009, the company sold 100% equity interest of Guang Cheng Int'l Trading Ltd. (“Guang Cheng”) for $1,290 plus the assumption of certain liabilities.

There was no discontinued operation for the nine months period ended September 30, 2010. During the same period in 2009, loss on discontinued operation was $1,884.

Income Tax

The income tax increased to $6,868 for the three months period ended September 30, 2010 from $1,348 for the three months period ended September 30, 2009, an increase of $5,520 or 409%.  That is because the profit in the material service business increased.  For the three months period ended September 30, 2010 and 2009, income tax was 0.2% and 0.05% of the revenue respectively.

The income tax decreased to $18,253 for the nine months period ended September 30, 2010 from $37,360 for the nine months period ended September 30, 2009, a decrease of $19,107 or 51%.  That is because the profit in the material recycling business decreased.  For the nine months period ended September 30, 2010 and 2009, income tax was 0.2% and 0.5% of the revenue respectively.

Net income

Net income for the three months period ended September 30, 2010 was $546,288, compared to $504,012 for the three months period ended September 30, 2009, an increase of $42,276 or 8%. Net profit margin for the three months period ended September 30, 2010 was 16% while it was 18% for the same period in 2009.

Net income for the nine months period ended September 30, 2010 was $1,650,860, compared to $1,611,454 for the nine months period ended September 30, 2009, an increase of $39,406 or 2%. Net profit margin for the nine months period ended September 30, 2010 was 17% while it was 20% for the same period in 2009.

Liquidity and Capital Resources

As shown in the accompanying financial statements, the Company has accumulated profit of $5,112,502 as of September 30, 2010 compared to $3,461,642 as of December 31, 2009. In addition, we have positive working capital $5,131,267 as of September 30, 2010 and it was $3,387,860 as of December 31, 2009.  It increased $1,743,407. That is mainly due to the increase of $1,921,001 in cash and cash equivalents. The strong sales for the nine months period ended September 30, 2010 lead to the great increase in cash and cash equivalents.

Operating Activities

The net cash provided by operating activities for the nine months period ended September 30, 2010 amounted to $1,652,820 compared to $1,310,290 for the nine months period ended September 30, 2009, and increase $342,530 or 26%. The increase mainly included trade receivables of $693,905 and other current asset of $216,004. The increases were offset by trade payable of $514,662. The payment terms of our accounts receivable is about one month and will not be more than two months.

Investing Activities

Net cash used in investing activities amounted to $76,040 for the nine months period ended September 30, 2010 compared to $174,519 for the nine months period ended September 30, 2009, a decrease of $98,479 or 56%.  It’s mainly due to the decrease on purchase of property and equipment.  For the nine months period ended September 30, 2009, the cash used in purchase of property and equipment was $285,529, however, this number decreased to $84,957 for the same period in 2010.

Financing Activities

Net cash provided by financing activities amounted to $215,325 for the nine months period ended September 30, 2010. For the nine months period ended September 30, 2009, net cash used in financing activities was $78,539, an increase of $293,864 or 374%. The increase mainly included shareholder’s loan of $307,319.

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

Income taxes

We account for income taxes using the liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance, or increase or decrease this allowance in a period, we increase or decrease our income tax provision in our statement of operations. If any of our estimates of our prior period taxable income or loss prove to be incorrect, material differences could impact the amount and timing of income tax benefits or payments for any period. In addition, as a result of the significant change in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

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

Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option.
As of September 30, 2010, the Company issued 900,000 shares of stock options to directors and accrued $38,898 expenses.

As of September 30, 2009, the Company did not issue or make provision through the issuance of stock options to employees and directors.

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

During the nine months period ended September 30, 2010, there were no changes in our internal accounting controls or in other factors that materially affected our internal controls over financial reporting.

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

Sancon Resources Recovery, Inc.

Date: November 15, 2010	By:	/s/ Jack Chen
Jack Chen
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Sancon Resources Recovery, Inc.

Date: November 15, 2010	By:	/s/ David Chen
David Chen
Chairman

Sancon Resources Recovery, Inc.

Date: November 15, 2010	By:	/s/ Jimmy Yiu
Jimmy Yiu
Independent Director

Sancon Resources Recovery, Inc.

Date: November 15, 2010	By:	/s/ Cong Yuanli
Cong Yuanli
Independent Director

Sancon Resources Recovery, Inc.

Date: November 15, 2010	By:	/s/ Jack Chen
Jack Chen
Director