Form 10-K
period 2010-12-31
Sancon Resources Recovery, Inc.
filed 2011-03-31
CIK 1288195

SANCON RESOURCES RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year period ended    DECEMBER 31, 2010

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from

Commission file number      000-50760

Sancon Resources Recovery, Inc.
 (Exact name of small business issuer in its charter)

Nevada	58-2670972
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

No 2 Yinqing Lu, Songjiang District,
 Shanghai, China, 201615
 (Address of principal executive offices)

(+86) 21 67756099
 (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:  none

Securities registered under Section 12(g) of the Exchange Act:

Title of each class: Common Shares         Name of Exchange on which registered: OTCQB

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☒

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act). Yes ☐   No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 25, 2011 was approximately $2.8 million (based upon a closing sale price of $0.23 per share, as reported on the NASDAQ).

The issuer’s revenues for the fiscal year ended December 31, 2010, were $13 million.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock: par value of $0.001; 22,964,996 shares issued and outstanding on December 31, 2010.

Transitional Small Business Disclosure Format (Check one):  Yes ☐   No ☒

Sancon Resources Recovery, Inc.

FORM 10-K

FISCAL YEAR 2010

SANCON RESOURCES RECOVERY, INC.

-- PART I --

ITEM 1                         DESCRIPTION OF BUSINESS

Business Combination and Corporate Restructuring

Effective May 26, 2006, a business combination occurred between Sancon Recycling Pty Ltd. (“SRPL”) and MKA Capital Inc. (hereinafter referred to as "MKAC").  The combination was effected by MKAC exchange its seventy-five percent (75%) equity stake in MK Aviation, S.A. (hereinafter referred to as "MKA") for one hundred percent (100%) equity stake in SRPL held by Mr. Jack Chen, Mr. Yiu Lo Chung, and associated parties (“the Shareholders”).  Meanwhile, the Shareholders exchanged their ownership of seventy-five percent (75%) equity stake in MK Aviation, S.A. with 14,897,215 shares of the Registrant's common stock from Mr. Kraselnick and associated parties.  Subsequently MKAC was renamed Sancon Resources Recovery, Inc.

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

The accompanying financial statements present the historical financial condition, results of operations and cash flows of Sancon as of December 31, 2010.

Business of the Issuer

Overview of the Company and its Operations

Sancon Resources Recovery, Inc. is an industrial waste recycling company with operations based in Australia and China.  Sancon's main operations and services include industrial waste management consulting, collection and reprocess of recyclable materials such as glass, plastic, cardboard, and paper sourced from suppliers such as Aperio Group and Astron. The recycled materials will then enter into manufacture cycles as raw materials.  The use of recycled material is both environmentally friendly and is a key part of today's competitive manufacturing process to lower costs.  As China gains global manufacturing dominance, Chinese manufacturers are increasingly turning to recycled materials to lower its costs, resulting tremendous demand for recycled materials import. Sancon currently exports more than 4,000 tons of recycled industrial waste material annually to its processing partners and manufacturers in China.  The waste management service is another important operation for the Company.  Sancon provides full waste management solutions for manufacturing companies; aim to recover recyclable materials instead of dumping them into land-fills.  Our service also can clients protect its brand and sales.  The major customers for Sancon are Chinese manufacturers and recycled material traders such as Pernod Ricard, Hang Mai and Yue Wu, which are located mainly in the Chinese provinces of Shanghai, Guangdong, Zhejiang and Fujian.

SANCON RESOURCES RECOVERY, INC.

The Sancon group comprises the following companies:

Registered Name (business is conducted under the registered names)	Domicile	Owner	% held	Status
Sancon Recycling Pty Ltd. (“Sancon AU” hereinafter)	Australia	Sancon	100	Active
Sancon Resources Recovery (Shanghai) Co., Ltd. ("Sancon SH" hereinafter)	Shanghai	Sancon	70	Active
Crossover Solutions Inc. ("CS" hereinafter)	British Virgin Island	Sancon	100	Active
Sheng Rong Environment Protection Technology Co.,Ltd. (“Shanghai Sheng Rong” hereinafter)	Shanghai	Sancon SH	52	Active

Our Strategy

Chinese waste management market is much larger than expected.  The household and commercial waste is dominated by Chinese state owned companies operating in various municipalities. The waste recovery (aka, resources recovery) sector however is a highly fragmented business with hundreds of thousands of privately run companies mainly focusing on the collection and reprocessing of waste material of high resale value such as paper, cardboard, glass, metal, plastics , etc. These waste materials are collected from production and commercial operations. Due to the highly fragmented nature, these companies are typically lacking in scale, collection coverage, equipments, customers, and expansion capital, and most of them are sole proprietor operated businesses. We believe these factors present enormous opportunities for a dynamic professionally managed company such as Sancon to acquire, consolidate and grow.  We don't encounter competitions from large Fortune 500 companies since they are mainly focused on waste incineration, water and hazardous waste treatment market, and have limited market foot print. This leaves the niche recycling and resources recovery market to specialized recycling companies such as Sancon.

Our near-term growth strategy is to first expand our recycling and waste recovery operations in China by setting up extensive network of facilities and collection operations around China.  Continuously strengthen our collection abilities and customer relationships in selected resources materials. We aim to increase our current processing capacity for recycled waste materials at our existing facilities in China. We are actively developing and reviewing new markets, customers as well as acquisition target companies in China.  The well established trust on quality control with our customers, and our expansion plans laid the groundwork firmly for long-term growth.

The Trend in Chinese Market

The amount of materials recycled in China in 2007 was 142.3 million metric tons. This is expected to increase to 244.8 million metric tons in 2013.  Moreover, there are $30-$35 billion waste materials can be recycled but without recycling in China. There are 5 million tons of used steel and iron, over 200,000 tons of non-ferrous metal, 14 million tons of waste paper and a great volume of waste plastic and waste glass that could be recycled and utilized within China each year.

The Chinese Government is emphasizing environmental policies & projects for all sectors and entities. On August 2008, China's top legislature passed a law to promote circular economy and will come into force on January 1, 2009.  The aim of the law is to boost sustainable development through energy saving and reduction of pollutant discharges. At present China’s environmental industry is highly fragmented and at its infancy stage.

Promulgated on 25 February 2009 and effective as of January 1, 2011, the Chinese regulations on the administration of the recovery and disposal of waste electrical and electronic products (“WEEE Regulations”) are aiming at establishing a system for the disposal and recovery of waste electrical and electronic products, facilitating comprehensive utilization of resources and circular economy development, protecting the environment and safeguarding human health.

Sancon’s Visions and Goals

The long-term objective of Sancon is to seek and develop further alternative resources recovery solutions, which will help to protect our environment and maximize sustainable usage of waste materials. At Sancon we believe reducing the environmental impact of manufactured products is through both professional production waste management services offered to manufacturers and commercial entities to increase recyclability of waste materials, and efficient redeployment of waste materials.

SANCON RESOURCES RECOVERY, INC.

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

Competition

While the markets for recycled materials are competitive, and the Company faces competition from a number of sources, the Company's products and services are uniquely positioned to differentiate from others. Many of the Company's competitors have substantially greater resources than the Company. Those resources may include greater capital; longer established operations; larger processing capabilities; wider supplier relationships; and other resources. The Company can give no assurance competitive pressures will not materially and adversely affect the Company's business, financial condition, and results of operations.

 But the management has identified several key points which will give Sancon the competitive edge in the market place:
1)    Sancon offers growing selection of recovered materials to our customers.
2)    Sancon has number of strategically located collection and recycling plants and depots around China and it will enable Sancon to meet the demand for nationwide environmental services.
3)    Working closely with more processing partners in China will add value to our products.
4)    Industry know-how and management team's ability to ensure all operating and environmental standards are achieved. Our team's experience in logistic management and waste management operations are key factors enabling the delivery of a high standard of service to Sancon’s clients.

Intellectual Property

None.

Employees

As of December 31, 2010, the Company employed 20 full time and part time people in Australia subsidiaries. Our subsidiary in China employed around 200 full time and part time people,.  To make our work more efficient, we outsourced a few other functions, such as logistics and administration, to certain professional firms to enable our resource being focused on sales and processing functions.

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

SANCON RESOURCES RECOVERY, INC.

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

ITEM 2                         DESCRIPTION OF PROPERTY

The Company leases office space in Australia and China. The lease for Australia and China expire in 2011.  The Australian Office is located in 7-9 Graham Road Clayton South 3169 VIC Australia, Rental fee, without GST and outgoing is $132,216 per annum. The size of the whole building is 2,414 square meters. In China, the major office is located in No 2 Yinqing Lu, Songjiang District, Shanghai. The annual rental fee is $153,975 and the size of the whole building is 5,056 aquare meters.  The Company also leases many warehouses in more than 40 cities in China.  The total annual rental fee for these warehouses is $246,633 for the year 2010. We may need to lease more facilities for our future operation purpose.

ITEM 3                         LEGAL PROCEEDINGS

The company involved in the following litigations:

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

On November 19, 2010, an involuntary bankruptcy petition was filed against the company in the United States Bankruptcy Court for Nevada, Case No. 10-54572-gwz. The petitioner is Dragon Wings Communications Limited and the amount of the claim is $149,015.  The Company has retained a Nevada law firm to oppose the involuntary petition and have the case dismissed.

ITEM 4                         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during fiscal year 2010.

SANCON RESOURCES RECOVERY, INC.

-- PART II --

ITEM 5                         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market information

The Company’s stock is assigned the symbol SRRY and is quoted and traded on the OTCQB.

The range of low to high closing prices on the OTCQB is shown in the table below (rounded to the nearest cent).  This information is taken from MSN Money and CSI. Readers should note OTCQB quotations are a reflection of inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not represent actual transactions.

	Fiscal 2010		Fiscal 2009
Quarter	$ High Closing Price	$ Low Closing Price	$ High Closing Price	$ Low Closing Price

First	0.48	0.31	0.20	0.17
Second	0.42	0.28	0.39	0.13
Third	0.37	0.28	0.44	0.38
Fourth	0.39	0.24	0.53	0.29

Holders of the Company’s Stock

The Company has issued common stock only. On December 31, 2010, the total number of holders of record as according to our transfer agent was approximately 570.

Dividends

We did not pay any cash dividends on our common stock for fiscal year ended on December 31, 2010.

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

SANCON RESOURCES RECOVERY, INC.

The number of shares issued was based on the average closing price of our common shares on the OTCQB during certain periods.  The shares were exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, pursuant to Rule 903, as a sale by the issuer in an offshore transaction. No underwriting or other commissions were paid in connection with the issuance of these shares.  No forms of conversion or exercise options are attached to the shares.

ITEM 6                         MANAGEMENT’S DISCUSSION AND ANALYSIS or PLAN OF OPERATION

The following discussion contains forward-looking statements. Forward looking statements are identified by words and phrases such as “anticipate”, “intend”, “expect” and words and phrases of similar import. We caution investors that forward-looking statements are only predictions based on our current expectations about future events and are not guarantees of future performance. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements due to risks, uncertainties and assumptions that are difficult to predict, including those set forth in Item 1A above. We encourage you to read those risk factors carefully along with the other information provided in this Report and in our other filings with the SEC before deciding to invest in our stock or to maintain or change your investment. We undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law.

You should read this MD&A in conjunction with the Consolidated Financial Statements and Related Notes in Item 7.

Overview

Sancon Resources Recovery, Inc. is an industrial waste recycling company with operations based in Australia and China. Sancon currently exports more than 4,000 tons of recycled industrial waste material annually to its processing partners and manufacturers in China. Sancon's main operations and services include industrial waste management consulting, collection and reprocess of recyclable materials such as glass, plastic, cardboard, and paper before its re-entry into manufacture cycles as raw materials.  The use of recycled material is both environmentally friendly and is a key part of today's competitive manufacturing process to lower costs.  As China gains global manufacturing dominance, Chinese manufacturers are increasingly turning to recycled materials to lower costs, resulting tremendous demand for recycled materials import. The major customers for Sancon are Chinese manufacturers and recycled material traders such as Pernod Ricard, Hing Yang Hong, which are located mainly in the Chinese provinces of Shanghai, Guangdong, Zhejiang and Fujian.

Plan of Operation

During the next twelve months, we expect to take the following steps in connection with the development of our business and the implementation of our plan of operations:

●	We intend to continue with our marketing strategies to deliver our products in China and provide our waste management service to clients;

●	Along with the continued plastic and glass materials products we are now processing, we are also developing to process other materials, such as cardboard, copper and iron.

●	During the next twelve months, the Company expects to set up larger network of collection and sales in China.

●	During the next twelve months, the Company is planning to acquire other companies running similar business in China.

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

SANCON RESOURCES RECOVERY, INC.

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

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts to reduce amounts to their estimated realizable value. A considerable amount of judgment is required when we assess the realization of accounts receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts could be required. We initially record a provision for doubtful accounts based on our historical experience, and then adjust this provision at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts. In estimating the provision for doubtful accounts, we consider: (i) the aging of the accounts receivable; (ii) trends within and ratios involving the age of the accounts receivable; (iii) the customer mix in each of the aging categories and the nature of the receivable; (iv) our historical provision for doubtful accounts; (v) the credit worthiness of the customer; and (vi) the economic conditions of the customer’s industry as well as general economic conditions, among other factors.

Income taxes

We account for income taxes in accordance with SFAS No. 109(ASC 740), Accounting for Income Taxes. SFAS 109 prescribes the use of the liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance, or increase or decrease this allowance in a period, we increase or decrease our income tax provision in our statement of operations. If any of our estimates of our prior period taxable income or loss prove to be incorrect, material differences could impact the amount and timing of income tax benefits or payments for any period. In addition, as a result of the significant change in the Company’s ownership, the Company's future use of its existing net operating losses may be limited.

SANCON RESOURCES RECOVERY, INC.

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

As of December 31, 2010, the Company issued 900,000 shares of stock options to directors and accrued $218,751 expenses.

As of December 31, 2009, the Company did not issue or make provision through the issuance of stock options to employees and directors.

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

SANCON RESOURCES RECOVERY, INC.

Results of Operations for the year ended 31 December, 2010 and 2009

Revenue

Revenue is generated by service charges and the sale of recyclable materials. Revenues for the year ended December 31, 2010 were $13,039,832 as compared to $10,997,101 of 2009, an increase of $2,042,731 or 19%.  The increases were mainly due to the sales amount contributed from the waste service business. The revenues in the waste service business increased from $8,811,955 for the year ended December 31, 2009 to $10,280,350 for the year ended December 31, 2010, an increase of $1,468,395 or 17%. The revenue in the material recycling business increased $574,336 or 26% from $2,185,146 for the year ended December 31, 2009 to $2,759,482 for the year ended December 31, 2010.

Cost of revenue

Cost of revenue is the direct cost for sale of the recycling materials. For the year ended December 31, 2010, it increased to $6,915,560 from $5,830,774 for the year ended December 31, 2009, an increase of $ $1,084,786 or 19%. Among which, cost of revenue in the waste service business increased $792,180 or 16% from $4,935,633 for the year ended December 31, 2009 to $5,727,813 for the year ended December 31, 2010. The increase mainly contained $623,682 of materials expenses and $357,869 of labor expenses. The increase was related to our new business of waste cardboard collection which started from June 2010. Cost of revenue in the material recycling business for the fiscal year ended 2009 and 2010 was $895,141 and $1,187,747 respectively, an increase of $292,606 or 33%.

For the fiscal year ended 2009 and 2010, cost of revenue was 53% of revenue.

Gross profit

The gross profit for the year ended December 31, 2010 was $6,124,272, representing $957,945 or 19% increase compared to $5,166,327 for the year ended December 31, 2009. The gross margin was 47% for the year 2009 and 2010. The gross profit in the waste service business increased $676,215 or 17% from $3,876,322 in 2009 to $4,552,537.00 in 2010.  The gross profit in the material recycling business also increased $281,730 or 22% from $1,290,005 for the year ended December 31, 2009 to $1,571,735 for the same period in 2010.

Selling, general and administrative expenses

Selling, general and administrative expenses increased to $3,918,884 for the year ended December 31, 2010, from $2,860,905 for the year ended December 31, 2009, an increase of $1,057,979 or 37%. The SG&A expenses in the waste service business was $1,514,710 for the year ended December 31, 2009, this number increased to $1,821,898 for the year ended December 31, 2010. It increased $307,188 or 20% during the period. The increase was mainly contained $189,981 of consulting fee, $27,622 of meeting fee and $ 46,949 of rental fee. The high consulting fee and other SG&A expenses paid during the last year were related to the market developing and searching for the acquisition opportunity. The SG&A expenses in the material recycling business also increase $416,515 or 35% from $1,186,595 for the year ended December 31, 2009 to $1,603,110 for the year 2010. The increase mainly includes $115,991 of wages expenses, $57,760 of Freight Outwards and $26,747 of consulting fee. The SG&A expenses also included option expenses $218,751 for the year ended December 31, 2010.

The SG&A expenses was 30% of the revenue for the year 2010 while it was 26% for the year 2009.

Depreciation Expense

Depreciation expense increased to $245,759 for the year ended 2010 from $190,724 for the year 2009. The expenses increased $55,035 or 29% during the year ended on December 31, 2010 as compared to that in 2009. The increases were mainly due to the purchase of equipment for the year 2010. The depreciation expense in the waste service business increased $61,715 or 71% from $87,011 for the year 2009 to $148,726 for the year ended 2010. The depreciation expense in the material recycling business decreased $6,680 or 6%.

SANCON RESOURCES RECOVERY, INC.

For the year ended December 31, 2009, depreciation expense was 2% of the revenue while it was 1% for the year ended December 31, 2010.

Other Income (Expense)

For the year ended December 31, 2010, the Company booked other income of $29,393 compared to $52,407 for the year ended December 31, 2009. The decrease in other income is $23,014 or 44% during the period.  That is mainly because of the loss on acquisition of Sheng Rong $157,847.

For the year 2009 and 2010, other income was 0.5% and 0.2% of the revenue respectively.

Discontinued Operation

On March 31, 2009, the company sold 100% equity interest of Guang Cheng Int'l Trading Ltd. (“Guang Cheng”) for $1,290 plus the assumption of certain liabilities.

Loss on discontinued operation was $0 for the year ended December 31, 2010 while it was $1,884 for the year ended December 31, 2009.

Income Tax

The income tax increased to $124,838 for the year ended December 31, 2010 from $40,779 for the year ended December 31, 2009, an increase of $84,059 or 206%. That is because our waste service business contributes $114,215 of income tax for the year ended December 31, 2010 while it was $34,349 for the year 2009.

For the year ended December 31, 2010 and 2009, income tax was 1% and 0.4% of the revenue respectively.

Non-Controlling interest in subsidiary

On August 15, 2007, the Company completed the acquisition of 70% of the equity interest in Sancon Resources Recovery (Shanghai) Co., Ltd by exercising its option to convert $200,000 of convertible promissory note. On May 26, 2010, Sancon Shanghai invest an additional RMB1, 000,000 or $151,700 in Shanghai Sheng Rong. Previously, Sancon SH had invested $44,010 (RMB 300,000) in return for a 20% equity interest. After the completion of this current transaction, Sancon SH now holds 52% of the equity interest in Shanghai Sheng Rong.  Net loss of $19,756 and $30,754 was attributable to Non-Controlling interest for the year ended December 31, 2010 and 2009 respectively. For the year 2010 and 2009, non-controlling interest was 0.2% and 0.3% of the sales respectively.

Net loss/income

Net income for the year ended December 2010 was $1,899,566, compared to $2,093,688 in 2009, a decrease of $194,122 or 9%. The decrease is mainly due to the significant decrease of net income in the material recycling business of 187,080 although net income in the waste service business increased $325,350 or 15%. The increase in SG&A expenses in the material recycling business and the increase of option expenses were the main reasons for the decrease of the net income. Net profit margin for the year ended December 31, 2010 was 15% while it was 19% for the year 2009.

Liquidity and Capital Resources

As shown in the accompanying financial statements, the Company booked accumulated Profit of $5,361,208 as of December 31, 2010 compares to $3,461,642 for the year ended December 31, 2009. In addition, our working capital is $5,611,049 for the year ended December 31, 2010 and it was $3,387,860 for the year ended December 31, 2009. It increased $2,223,189. That is mainly due to the increase of $2,310,173 in cash and cash equivalents and $515,176 in the trade receivables. The strong sales for the year ended December 31, 2010 lead to the great increase in cash and trade receivable.

SANCON RESOURCES RECOVERY, INC.

Our ability to continue as a going concern depends on the successful execution of our business plan to maintain the current profitability of the company as a whole.

Operating Activities

The net cash provided by operating activities for the year ended December 31, 2010 amounted to $2,104,273 compared to $1,869,791 for the year ended December 31, 2009, and increase $234,482 or 13%. The increase mainly included trade receivables of $182,967 and tax payable of $219,369. These increases were offset by trade payable of $187,321.The payment terms of our accounts receivable is about one month and will not be more than two months.

Investing Activities

Net cash provided by investing activities amounted to $46,993 for the year ended December 31, 2010 compared to used $207,859 for the year 2009, an increase of $254,852 or 123%. It’s mainly due to the cash acquired of $158,617. For the year ended December 31, 2009, the cash used in purchase of property and equipment was $197,002, however, this number decreased to $89,428 for the same period in 2010. During the year ended December 31, 2010, the Company invested RMB 1,000,000 or $151,700 to acquire additional 32% equity of Sheng Rong.

Financing Activities

Net cash provided by financing activities amounted to $208,997 for the year ended December 31, 2010 compared to used $74,284 for the year 2009, an increase of $283,281 or 381%. The increase mainly included shareholder loan of $296,012.

The Company has financed its growth by utilizing cash reserves and loans from directors. Loans from directors are unsecured, and deferred payment term and without interest bearing. The Company’s primary use of funds is for the purchase of equipment for operation expansion and working capital.

Inflation

In the opinion of management, inflation has not had a material effect on the Company's financial condition or results of its operations

Trends and uncertainties

Management believes there are no known trends, events, or uncertainties that could, or reasonably be expected to, adversely affect the Company’s liquidity in the short and long terms, or its net sales, revenues, or income from continuing operations. However the management observed increased competition in the material trading business has resulted in decrease margin in these businesses.

The Company’s operations are not affected by seasonal factors.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, that are material to investors.

ITEM 7.                        FINANCIAL STATEMENTS

Financial statements are attached hereto following beginning on Page F-1.

SANCON RESOURCES RECOVERY, INC.

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

Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010 based on criteria established under the COSO framework, an integrated framework for evaluation of internal controls issued to identify the risks and control objectives related to the evaluation of the control environment by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation described above, management has concluded that our internal control over financial reporting was not effective as of December 31, 2010. We have limited resources and we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow we will hire skilled professionals that will enable us to implement adequate segregation of duties within the internal control framework.

Our management will also implement additional review procedures designed to ensure that the disclosure provided by the Company meets the current requirements of the applicable filing made under the Exchange Act and methodology to review the statements.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

SANCON RESOURCES RECOVERY, INC.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the last fiscal quarter or the fourth fiscal quarter for the year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item e.  Other Information.

None.

SANCON RESOURCES RECOVERY, INC.

-- PART III --

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS: COMPLIANCE WITH SECTION (16) OF THE EXCHANGE ACT

Identification and Backgrounds of Directors and Officers

Name	Age	Principal Position	Appointment/Resignation date

Jack Chen	41	CEO, Director	November 29, 2002
David Chen	43	Non Executive Chairman	June 1, 2006
Cong Yuanli	60	Director	June 1, 2006
Maggie Zhang	31	Acting CFO	August 1, 2009

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

Ms. Maggie Zhang, Acting Chief Financial Officer

Ms. Maggie Zhang joined Sancon in 2008 as Finance Manager of the company. She received a Bachelor Degree of Finance from Nanjing Agriculture University in 2003 and a Master Degree of Accounting and Finance from University of Birmingham in 2005. She has over 5 years experience in financing and auditing.

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

SANCON RESOURCES RECOVERY, INC.

Family relationships

Family relationships among directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers are as follows:  Mr. Jack Chen and Mr. David Chen are brothers.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) Beneficial Ownership Reporting Compliance, each person who was at any time during the fiscal year, a director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to section 12 (“reporting person”) is required to file Forms 3, 4, and 5 on a timely basis, during the most recent fiscal year or prior fiscal years.  Due to lack of knowledge, the relevant beneficial owners did not file on time.  They will file Form 3 and Form 5 shortly.

Code of Ethics

The Company has Standards of Ethical Conduct Policy (“Code of Ethics”) that applies to all employees and directors, including the Chairman, Chief Executive Officer, and Chief Financial Officer. The Code of Ethics is filed as Exhibit 14.1 to this 10-K report.

Audit committee financial expert

The Company’s board of directors has determined it does not have at least one audit committee financial expert serving on its audit committee, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

The reason for the lack of an audit committee financial expert is the Company’s inability to find a suitable person by the reporting date of this 10-K report. The Company continues its efforts to locate and appoint such a person.

ITEM 10                       EXECUTIVE COMPENSATION

Officers’ compensation

Our CEO was compensated approximately $105,510 and $44,000 by cash for the year ended December 31, 2010 and 2009 respectively.

For the year ended 2010 and 2009, Our CEO and Director Jack Chen also was compensated $90,000 that will be paid in stock.

For the year ended 2010, Our CEO and Director Jack Chen received 600,000 options as part of his compensation. There was no options issued in 2009

Directors’ compensation

For the year ended 2010, our Director Mr. David Chen was compensated $42,000 that will be paid in stock and 300,000 options.  Mr. David Chen has not received any compensation in 2009.

Other Directors has not been compensated as of December 31, 2010.

SANCON RESOURCES RECOVERY, INC.

Securities authorized for issuance under Equity Compensation Plans

Equity compensation plan information as of December 31, 2010

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) ) (c)
Equity compensation plans approved by security holders:None	-	-	-
Equity compensation plans not approved by security holders:None	-	-	-
Total	-	-	-

ITEM 11	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners

The following persons are known to be the beneficial owners of more than 5% of the Company’s voting securities, as of December 31, 2010:

Title of Class	Name and Address of Beneficial Owner	Number of Shares	Percent of Class(1)

Common Stock	Mr. Jack Chen 36 Graham St, Surrey Hills, VIC 3127, Australia	8,100,000	35.27%
Common Stock	Mr. Yiu Lo Chung Unit 1406A, Nanyang Plaza, No. 57, Hung To Road, Kwun Tong, Kowloon, Hong Kong	2,000,000	8.71%
Common Stock	Mr. Chen Guanliang 2-1, Floor 21, No. 4, Dahuanjiayuan, Huangyan District, Taizhou, Zhejiang, China	2,000,000	8.71%

Notes:

(1) Based on 22,964,996 issued and outstanding voting common stock as of December 31, 2010.

SANCON RESOURCES RECOVERY, INC.

Security ownership of management

The following persons are known to be the beneficial owners of the Company’s voting securities, as of December 31, 2010:

Title of Class	Name and Address of Beneficial Owner	Number of Shares	Percent of Class(1)

Common Stock	Mr. Jack Chen 36 Graham St, Surrey Hills, VIC 3127, Australia	8,100,000	35.27%
Common Stock	Mr. Yiu Lo Chung Unit 1406A, Nanyang Plaza, No. 57, Hung To Road, Kwun Tong, Kowloon, Hong Kong	2,000,000	8.71%

Common Stock	Mr. David Chen No 2 Yinqing Lu, Songjiang District, Shanghai China	596,270	2.6%

Notes:
(1) Based on 22,964,996 issued and outstanding voting common stock as of December 31, 2010.

ITEM 12                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is no any transaction as of December 31, 2010.

SANCON RESOURCES RECOVERY, INC.

ITEM 13                      EXHIBITS

The following list describes the exhibits filed as part of this Report on Form 10-K.

Exhibit Number	Note	Description of Document

3.1	(1)	Articles of Incorporation of Financial Telecom Limited (USA), Inc.
3.2	(1)	Amended and Restated Bylaws of Financial Telecom Limited (USA), Inc.
10.1	(1)	Agreement between Hong Kong Futures Exchange Limited and Financial Telecom Limited
10.2	(1)	Market Service Datafeed Agreement between Stock Exchange Information Services Limited and Financial Telecom Limited
10.3	(2)	Option agreement dated December 14, 2004 between Fintel Group Limited and shareholders of Shanghai Longterms Technology Limited.
10.4	(2)	Option agreement dated January 5, 2005 between Fintel Group Limited and shareholders of Beijing JCL Technology Commerce Limited.
10.5	(2)	Option agreement dated January 20, 2005 between Fintel Group Limited and shareholders of Shanghai Qianhou Computer Technology Limited.
10.6	(2)	Independent contractor agreement between Fintel Group Limited and Mr. Sam Chong Keen.
10.7	(2)	Independent contractor agreement between Fintel Group Limited and Info Media Company.
10.8	(2)	Independent contractor agreement between Fintel Group Limited and China Digital Distribution Limited.
10.9	(3)	Sales and purchase agreement dated March 25, 2005 between Fintel Group Limited and shareholders of Enjoy Media Holdings Limited
10.10	(4)	Sales and purchase agreement dated April 25, 2005 between Fintel Group Limited and shareholders of Beijing Genial Technology Co. Ltd.
10.11	(4)	Option agreement dated March 7, 2005 between Fintel Group Limited and shareholders of Beijing Sinoskyline technology Trading Co. Ltd.
14.1	(8)	Code of Ethics
16.1	(6)	Change in Certifying Accountants
17.1	(5)	Correspondence on departure of Directors
20.1	(7)	Proxy Statement dated December 6, 2005
21.1	(9)	Subsidiaries of the registrant
24.1	(9)	Power of Attorney
31.1	(9)	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	(9)	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	(9)	Certification of Officers, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

______________________

(1)	Incorporated herein by reference to the registrant’s initial Registration Statement on Form 10-SB (File No. 000-50760) filed on May 13, 2004.
(2)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-KSB (File No. 000-50760) filed April 15, 2005.
(3)	Incorporated herein by reference to the registrant’s Quarterly Report of Form 10-QSB (File No. 000-50760) filed May 6, 2005.
(4)	Incorporated herein by reference to the registrant’s Quarterly Report of Form 10-QSB (File No. 000-50760) filed August 6, 2005.
(5)	Incorporated herein by reference to the registrant’s Current Report on Form 8K/A (File No. 000-50760) filed November 29, 2005.
(6)	Incorporated herein by reference to the registrant’s Current Report on Form 8K/A (File No. 000-50760) filed January 25, 2006.
(7)	Incorporated herein by reference to the registrant’s Proxy Statement (File No. 000-50760) filed December 6, 2005.
(8)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-KSB (File No. 000-50760) filed April 26, 2006.
(9)	Filed herewith.

SANCON RESOURCES RECOVERY, INC.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the fiscal year ended December 31, 2010, our principal independent accountant was Kabani & Company, Inc, the services of which were provided in the following categories and amount:

Audit Fees

Kabani & Company, Inc is our independent accountant from November 27, 2006. The aggregate fees billed by Kabani & Company, Inc for professional services rendered for the audit of our financial statements for the year ended December 31, 2010 were approximately $102,500.

Audit Related Fees

Other than the fees described under the caption "Audit Fees" above, Kabani & Company, Inc did not bill any fees for services rendered to us during fiscal year 2010 for assurance and related services in connection with the audit or review of our financial statements.

Tax Fees

There were no fees billed by Kabani & Company, Inc for professional services rendered during the fiscal year ended December 31, 2010 for tax compliance, tax advice, and tax planning.

All Other Fees

There were no fees billed by Kabani & Company, Inc for other professional services rendered during the fiscal year ended December 31, 2010.

SANCON RESOURCES RECOVERY, INC.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sancon Resources Recovery, Inc.

Date: March 31, 2011
By: /s/ Jack Chen
Jack Chen
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Sancon Resources Recovery, Inc.

Date: March 31, 2011
By: /s/ David Chen
David Chen
Chairman

Date: March 31, 2011
By: /s/ Jimmy Yiu
Jimmy Yiu
Independent Director

Date: March 31, 2011
By: /s/ Cong Yuanli
Cong Yuanl
Independent Director

Date: March 31, 2011
By: /s/ Jack Chen
Jack. Chen
Director

FINANCIAL STATEMENTS

SANCON RESOURCES RECOVERY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Sancon Resources Recovery, Inc.

We have audited the accompanying consolidated balance sheets of Sancon Resources Recovery, Inc. and its subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sancon Resources Recovery, Inc. and its subsidiaries as of December 31, 2010 and 2009, and the results of its consolidated statements of operations, stockholders' equity, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KABANI & COMPANY, INC.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California

Date: March 31, 2011

SANCON RESOURCES RECOVERY, INC.
CONSOLIDATED BALANCE SHEETS
(AUDITED)

Assets
	As at
	December 31, 2010	December 31, 2009
Current assets
Cash and cash equivalents	$6,013,889	$3,703,716
Trade receivables, net	1,503,849	988,673
Inventory	61,286	16,013
Deferred tax asset	37,617	33,057
Other current assets	301,234	285,933
Advance and prepayment	82,021	49,502
Held to maturity securities	129,489	129,000
Total current assets	8,129,385	5,205,894

Property, plant & equipment, net	1,190,106	958,041
Security deposit	11,179	9,824
Held to maturity securities-non current	-	129,993
Investment	-	42,678
Long term deferred expenses	13,448	-
Total assets	$9,344,118	$6,346,430

Liabilities and Stockholders' Equity

Liabilities
Current liabilities
Trade payables	$922,626	$886,034
Capital lease - current	24,807	15,925
Tax payables	304,613	97,779
Due to related parties	697,030	420,504
Loan Payable - current	29,224	26,199
Accrued expenses and other payables	540,036	371,593
Total current liability	2,518,336	1,818,034

Long term liability
Capital lease	-	21,799
Loan payable	28,805	56,117
Total liability	2,547,141	1,895,950

SANCON RESOURCES RECOVERY, INC.
CONSOLIDATED BALANCE SHEETS（Continued）
(AUDITED)

	As at
	December 31, 2010	December 31, 2009

Stockholders' equity
Share capital authorized: 500,000,000 common shares, par value $0.001 per share issued and outstanding: 22,964,996 shares as of December 31, 2010 and 2009	22,965	22,965
Additional paid-in capital	1,079,200	860,449
Deferred Compensation	(109,200)	(124,800)
Other comprehensive income	86,098	71,641
Retained earnings	5,361,208	3,461,642
Total	6,440,271	4,291,897
Non-controlling interest	356,706	158,583
Total stockholders' equity	6,796,977	4,450,480
Total liabilities & stockholders' equity	$9,344,118	$6,346,430

The accompanying notes are an integral part of these audited consolidated financial statements

SANCON RESOURCES RECOVERY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(AUDITED)

	For the years ended December 31,
	2010	2009

Net sales	$13,039,832	$10,997,101
Cost of sales	6,915,560	5,830,774
Gross profit	6,124,272	5,166,327

Operating Expenses
Depreciation	190,621	190,724
Selling, general and administrative	3,918,884	2,860,905
Total operating expenses	4,109,505	3,051,629
Operating Income	2,014,767	2,114,698

Other income (expense)
Other income, net	31,317	45,753
Investment income(loss) prior to acquisition	163,306	(1,331)
Loss on disposal	(7,296)	-
Loss on acquisition	(157,847)	-
Interest (expense) income, net	(87)	7,985
Total other income	29,393	52,407

Income from continued operations before
income taxes and discontinued operation	2,044,160	2,167,105

Discontinued operations
Loss from discontinued operations	-	(50)
Loss on disposal of subsidiary	-	(1,834)
Loss on discontinued operations	-	(1,884)

Income before income taxes and non-controlling interest	2,044,160	2,165,221

Income taxes	124,838	40,779

Net income (loss) attributed to non-controlling interest	19,756	30,754

Net income	1,899,566	2,093,688

SANCON RESOURCES RECOVERY, INC.
CONSOLIDATED STATEMENTS OF INCOME(Continued)
(AUDITED)
	For the years ended December 31,
	2010	2009

Other comprehensive item:
Foreign currency translation gain/(loss)	14,457	8,787

Net comprehensive income	$1,914,023	$2,102,475

Earnings per share:
Basic earnings per share-continued operations	$0.09	$0.09
Basic earnings per share-discontinued operations	$-	$(0.00)
Basic earnings per share	$0.08	$0.09
Basic weighted average shares outstanding	22,964,996	22,866,229
Diluted earnings per share-continued operations	$0.09	$0.09
Diluted earnings per share-discontinued operations	$-	$(0.00)
Diluted earnings per share	$0.08	$0.09
Diluted weighted average shares outstanding	23,019,968	22,866,229

The accompanying notes are an integral part of these audited consolidated financial statements

SANCON RESOURCES RECOVERY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Common Shares	Common Stock	Additional Paid in Capital	Non-controlling Interest	Deferred Compensation	Other Comprehensive Income	Retained Earnings	Total

Balance as of December 31, 2008	22,614,996	$22,615	$808,299	$127,829	$(194,400)	$62,854	$1,367,955	$2,195,152

Issuance of common shares	350,000	350	52,150					52,500

Amortization of deferred compensation					69,600			69,600

Foreign currency translation						8,787		8,787

Noncontrolling stockholders' interest				30,754				30,754

Net income for the year							2,093,688	2,093,688

Balance as of December 31, 2009	22,964,996	22,965	860,449	158,583	(124,800)	71,641	3,461,642	4,450,480

Amortization of deferred compensation					15,600			15,600
								-
Issuance of options			218,751					218,751

Foreign currency translation						14,457		14,457

Noncontrolling stockholders' interest				19,756				19,756

Acquisition of noncontrolling stockholders' interest				178,367				178,367

Net income for the year							1,899,566	1,899,566

Balance as of December 31, 2010	22,964,996	$22,965	$1,079,200	$356,706	$(109,200)	$86,098	$5,361,208	$6,796,977

The accompanying notes are an integral part of these audited consolidated financial statements

SANCON RESOURCES RECOVERY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AUDITED)

	For the years ended December 31,
	2010	2009

Cash Flows from Operating Activities
Net income	$1,899,566	$2,093,688
Adjustments to reconcile net income to net cash flows
provided by operating activities:
Non-controlling interest	19,756	30,754
Depreciation	245,759	190,724
Investment income prior to acquisition	(163,306)	1,332
Gain on acquisition	157,847	-
Gain on disposal of property and equipment	8,216	9,369
Amortization of deferred compensation	15,600	69,600
Options grant for compensation	218,751	-
Changes in current assets and liabilities, net of business acquisition:
(Increase) in trade receivables	(515,176)	(698,143)
(Increase) in inventory	(45,273)	(8,743)
Decrease in advance to suppliers	23,685	12,447
(Increase) in other current assets	(43,307)	(99,428)
Increase (decrease) in tax payable	206,834	(12,535)
(Decrease) increase in trade payable	(49,073)	138,248
Increase in other current liabilities	124,394	142,478
Net cash provided by continued operations	2,104,273	1,869,791
Net cash used in discontinued operations	-	-
Net cash provided by operating activities	2,104,273	1,869,791

Cash Flows from Investing Activities
Proceeds from security investments	129,504	-
Purchase of security investments	-	(130,055)
Purchase of property and equipment	(89,428)	(197,002)
Investment in Shengrong	(151,700)	(44,010)
Proceeds from disposal of property and equipment	-	161,354
Cash acquired	158,617	-
Net cash provided by (used in) continued operations	46,993	(209,713)
Net cash provided by discontinued operations	-	1,854
Net cash provided by (used in) investing activities	46,993	(207,859)

SANCON RESOURCES RECOVERY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS （Continued）
(AUDITED)

	For the years ended December 31,
	2010	2009

Cash Flows from Financing Activities
Shareholder loans	221,914	(74,098)
Payment of mortgage loan	(12,917)	(186)
Net cash provided by (used in) continued operations	208,997	(74,284)
Net cash used in discontinued operations	-	-
Net cash flows provided by (used in) financing activities	208,997	(74,284)

Effect of exchange rate changes on cash	(50,089)	(104,441)

Net increase in cash & cash equivalents	2,310,173	1,483,207

Cash & cash equivalent at start of period	3,703,716	2,220,509
Cash & cash equivalent at end of period	$6,013,889	$3,703,716
	0
Supplemental information for cash flow information
Cash paid for interest	$12,242	$3,146
Cash paid for income taxes	$124,838	$40,779

The accompanying notes are an integral part of these audited consolidated financial statements

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

On March 31, 2009, the company sold 100% equity interest of Guang Cheng Int'l Trading Ltd. (“Guang Cheng”) for $1,290 plus the assumption of certain liabilities, which resulted in a loss of $1,884 on disposal of the entity.

NOTE 2 PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include all of the accounts of the Company and all of the subsidiaries under its control, which include Sancon Recycling Pty Ltd., Sancon SH (70%), Shanghai Sheng Rong(52% owned by Sancon SH) and CS as of and for the year ended December 31, 2010.  While the historical results for the year ended December 31, 2009 included Sancon Recycling Pty Ltd., Sancon SH (70%) and CS. All material inter-company balances and transactions have been eliminated in consolidation.

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

ALLOWANCE FOR BAD DEBTS
The Company presents accounts receivable at the net of allowances for doubtful accounts. The allowances are calculated based on detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting the Company's customer base. The Company reviews a customer's credit history before extending credit. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. No provision for doubtful accounts has been made in these financial statements, as the accounts are considered collectible in full. As at December 31, 2010 and 2009, there was no allowance for bad debt.

SANCON RESOURCES RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HELD TO MATURITY SECURITIES
Company classifies investment in marketable securities as `Held to Maturity' in accordance with SFAS 115(ASC 320). Non temporary decline in the fair value of securities is charged to earnings while unrealized gains or losses are not recognized as at December 31, 2010 and 2009. As of December 31, 2010 and 2009, the investment in securities amounted to $129,489 and $258,993.

The held to maturity securities of $129,489 will mature on August 22, 2011. So they are classified under current assets in the accompanied financial statements.

PROPERTY, PLANT & EQUIPMENT
Property, plant and equipment are stated at cost, less accumulated depreciation.

For our subsidiary in Australia we use declining balance method of depreciation by multiplying annual rates as follows:

Plant and Machinery	20.0%
Motor Vehicles	22.5%
Fixture and Fittings	22.0%

For our subsidiary of Sancon Shanghai and Shanghai Sheng Rong we use straight line method over the following estimated useful lives:

Plant and Machinery	10 yrs
Motor Vehicles	5 yrs
Office equipment	5 yrs
Computer	3 yrs

IMPAIRMENT OF LONG-LIVED ASSETS
The Company periodically reviews its portfolio of assets for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS 144”) (ASC 360)." Such review necessitates estimates of current market values; re-lease rents, residual values and component values. The estimates are based on currently available market data and are subject to fluctuation from time to time. The Company initiates its review periodically, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected undiscounted cash flows and, should different conditions prevail, material write downs may occur. There was no impairment in Company’s long lived assets as at December 31, 2010 and 2009.

FOREIGN CURRENCY TRANSLATION ADJUSTMENT
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

SANCON RESOURCES RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Translation gains and losses resulting from fluctuations in exchange rates are recorded as a separate component of other comprehensive income within stockholders' equity as cumulative translation adjustments. Gains and losses resulting from foreign currency transactions are included in results of operations. Foreign currency translation adjustments for the years ended December 31, 2010 and 2009 amounted to $15,964 and $8,787.

REVENUE RECOGNITION
The Company’s revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104(ASC 605). Sales revenue is recognized when the significant risks and rewards of the ownership of goods have been transferred to the buyers.  No revenue is recognized if there are significant uncertainties regarding the recovery of the consideration due, the possible return of goods, or when the amount of revenue and the costs incurred or to be incurred in respect of the transaction cannot be measured reliably.

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

INCOME TAXES
The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

SANCON RESOURCES RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or our level of operations or profitability in each taxing jurisdiction could have an impact upon the amount of income taxes that we provide during any given year.

NON-CONTROLLING INTEREST
Sancon Resources Recovery (Shanghai) Co., Ltd. holds a 52% ownership interest in Shanghai Sheng Rong. As of December 31, 2010, the non-controlling interest amounted to $356,706 compared to $158,583 as of December 31, 2009.

STOCK BASED COMPENSATION
As of December 31, 2010, the Company issued 900,000 shares of stock options to directors and accrued $218,751 of related expenses.  For the year 2009, the Company did not issue any stock options.

BASIC AND DILUTED EARNINGS PER SHARE
Basic earnings per share ("EPS") is calculated using net earnings (the numerator) divided by the weighted-average number of shares outstanding (the denominator) during the reporting period.  Diluted EPS includes the effect from potentially dilutive securities.  Diluted EPS is equal to basic EPS for all periods presented, as the Company has no potentially dilutive securities.

STATEMENT OF CASH FLOWS
Cash flows from the Company's operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

SEGMENT REPORTING
The Company discloses segment information utilizing the "management approach" model including information related to products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance.

RECLASSIFICATIONS
Certain reclassifications have been made in prior years' financial statements to conform to classifications used in the current year.

RECENT PRONOUNCEMENTS
In September 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and became effective during the first quarter of 2011. Early adoption was allowed. The Company adopted this guidance beginning January 1, 2011 and does not expect this accounting guidance to materially impact its financial statements.

SANCON RESOURCES RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash, which clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company’s adoption of this ASU did not have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification, which affects accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. This ASU also affects accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts ASU 810-10, Consolidations. If an entity has previously adopted ASU 810-10 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted ASU 810-10. The Company’s adoption of this ASU did not have a material impact on its consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update ("ASU") 2010-06 Fair Value Measurement and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This guidance provides for the following new required disclosures related to fair value measurements: 1) the amounts of and reasons for significant transfers in and out of level one and level two inputs and 2) separate presentation of purchases, sales, issuances, and settlements on a gross basis rather than as one net number for level three reconciliations. The guidance also clarifies the existing disclosures as follows: 1) provide fair value measurement disclosures for each class of assets and liabilities and 2) provide disclosures about the valuation techniques and inputs used for both recurring and nonrecurring level two or level three inputs. The Company has adopted this standard, but it did not have a material effect on the Company's consolidated balance sheet or required financial statement disclosures.

In April 2010, the FASB issued ASU 2010-13, Compensation -Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company’s adoption of this ASU did not have a material impact on its consolidated financial statements.

In September 2010, the FASB issued Accounting Standard Update 2010-25, Plan Accounting—Defined Contribution Pension Plans (Topic 962): Reporting Loans to Participants by Defined Contribution Pension Plans. This ASU clarifies how loans to participants should be classified and measured by defined contribution plans and how International Financial Reporting Standards compare to these provisions.

SANCON RESOURCES RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amendments in this update are effective for fiscal years ending after December 15 2010. The Company’s adoption of this ASU did not have a material impact on its consolidated financial statements.

In December 2010, the FASB issued Accounting Standard Update 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU modified Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. For public entities, the amendments in the ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company`s adoption of this ASU is not expected to have a material impact on its consolidated financial statements.

In December 2010, the FASB issued Accounting Standard Update 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU specifies that, if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 is effective prospectively for business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company`s adoption of this ASU is not expected to have a material impact on its consolidated financial statements.

NOTE 4 CONCENTRATIONS AND COMMITMENTS
(A) CONCENTRATIONS
The Company has focused on business in overseas markets, which the Company believes present opportunities. Business with foreign customers is subject to risks related to the economy of the country or region in which such customers are located, which may be weaker than the U.S. economy. On the other hand, foreign economy may remain strong even though the U.S. economy does not. Foreign economic downturn may impact foreign customer’s ability to make payments.  Furthermore, foreign customers are subject to risks related to currency conversion fluctuations.

Foreign laws, regulations and judicial procedures may be more or less protective for the local company’s rights than those in the United States. The Company could experience collection or repossession problems related to the enforcement of its business agreements under foreign local laws and the remedies in foreign jurisdictions. The protections potentially offered by Section 1110 of the Bankruptcy Code do not apply to non-U.S. carriers, and applicable local law may not offer similar protections.

(B) COMMITMENTS & CONTINGENCY
OFFICE SPACE LEASES
The Company leases office space in Australia and China. The lease for Australia will expire in October 2011 while leases for China will expire on various dates between January 2011 and July 2013.  Based upon existing leases, without renewals, the minimum lease payments up for the next three years after December 31, 2010 to expiry are as follows:

2011	$421,382
2012	57,761
2013	17,698
Total	$496,841

SANCON RESOURCES RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following schedule shows the composition of total rental expense for all operating leases except those with terms of a month or less that were not renewed:

	Year Ending December 31
	2011	2010
Minimum Rentals	$421,382	$374,643
Contingent Rentals	-	-
Less Sublease Rentals	-	-

EQUIPMENT LEASES:
Total minimum lease payments under the above leases for the next years after December 31, 2010 are as follows:

Capital Leases
2011	$26,105
Less: Amount representing interest	(1,297)
Present value of minimum lease payments	24,807

LEGAL PROCEEDINGS:
The company is involved in the following litigation:

Dragon Wings Communications Limited, a Hong Kong corporation and Wong Yee Tat, an individual are the first and second plaintiff. They filed a complaint on July 25, 2008 in the District Court of the Hong Kong special Administrative Region, Civil Action No. 3251, against the first defendant, Fintel Group Limited for breach of contract. The Company is the second defendant because plaintiff claimed Fintel Group Limited is a wholly owned subsidiary of the Company. Under the writ, the plaintiff claimed that pursuant to a written stock purchase agreement, the first defendant shall purchase the first plaintiff’s common stock by common shares of Financial Telecom Limited (USA) inc. (replaced by shares of MKA Capital Inc. from June 2006) or pay to the plaintiff cash of $94,172 in lieu of the shares.  Pluses the interest and cost of litigation, the total amount claimed by plaintiff were $104,966.  The court adjudged that the first defendant do pay the plaintiffs damages on September 08, 2008 and also adjudged that the second defendant do pay the plaintiffs damages on December 10, 2008.  The Company has denied all allegations in the complaint because Fintel Group Limited was not a subsidiary at the time.

On November 19, 2010, an involuntary bankruptcy petition was filed against the company in the United States Bankruptcy Court for Nevada, Case No. 10-54572-gwz. The petitioner is Dragon Wings Communications Limited and the amount of the claim is $149,015.  The Company has retained a Nevada law firm to oppose the involuntary petition and have the case dismissed. The Company accrued $149,015 of potential liability in the accompanied financial statements based on the amount of the claim.

NOTE 5 EQUITY INVESTMENTS
INVESTMENT IN SHANGHAI SHENG RONG
On May 26, 2010, the Company’s subsidiary Sancon Shanghai entered into an investment agreement with Shanghai Sheng Rong to invest an additional RMB1,000,000 or $146,289 in Shanghai Sheng Rong. Previously, Sancon SH had invested $44,010 (RMB300,000) in return for a 20% equity interest. After the completion of this current transaction, Sancon SH now holds 52% of the equity interest in Shanghai Sheng Rong. Shanghai Sheng Rong was formed on June 19, 2009 as an environmental services company that operates waste management and recycling services in China. This investment is accounted for using the equity method, and is herein consolidated for financial reporting purposes.

SANCON RESOURCES RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As at December 31, 2010 and December 31, 2009 Non-controlling interest amounted to $356,706 and $158,583 respectively.

NOTE 6 PROPERTIES AND EQUIPMENT
Property, plant and equipment are stated at cost, less accumulated depreciation and any impairment in value. The carrying values are reviewed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.  Impairment losses are recognized in the income statement.

As of December 31, 2010, the property and equipment of the Company consisted of the following:

Items	Plant and Machinery	Vehicles	Office Equipment	Total
Cost	$1,324,477	$606,877	$40,847	$1,972,201
Accumulated Depreciation	(479,369)	(282,223)	(20,503)	(782,095)
Net Carrying Value	$845,108	$324,654	$20,344	$1,190,106

Included in property and equipment at December 31, 2010 is approximately $58,132 of assets, which are leased under non-cancelable leases and accounted for as capital leases, which expire through September 2011. The accumulated depreciation included in the property and equipment for these leases is approximately $56,321.

As of December 31, 2009, the property and equipment of the Company consisted of the following:

Items	Plant and Machinery	Vehicles	Office Equipment	Total
Cost	$815,309	$582,924	$35,545	$1,433,778
Accumulated Depreciation	(300,610)	(164,230)	(10,897)	(475,737)
Net Carrying Value	$514,699	$418,694	$24,648	$958,041

Included in property and equipment at December 31, 2009 is approximately $72,195 of assets, which are leased under non-cancelable leases and accounted for as capital leases, which expire through September 2011. The accumulated depreciation included in the property and equipment for these leases is approximately $40,451.

Depreciation and amortization expense for the years ended December 31, 2010 was $245,759, among which $190,621 was booked as SG&A expenses and $55,138 was booked in cost of good sales.  For the year end December 31, 2009, Depreciation and amortization expense was $190,724.

NOTE 7 SHORT-TERM AND LONG-TERM LOANS PAYABLE
On November 19, 2009, Sancon SH purchased a vehicle with a total loan principle amount of $87,288, unsecured, with an annual interest rate of 7.6%. The payment is to be made in thirty-six (36) equal monthly installments of $2,719 expiring in November 2011. The Company classified the loan balance under current and noncurrent liabilities respectively in the accompanied financial statements. As of December 31, 2010 and December 31, 2009, short term loan payable amounted to $29,224 and $26,199 and long term loan payable amounted to $28,805 and $56,117 respectively.

SANCON RESOURCES RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2010, Sancon SH accrued and paid interest $5,401 for the loan.

The future payment schedule for this term loan is as follows:

2011	$32,631
2012	29,911
Total	$62,542

NOTE 8 RELATED PARTY TRANSACTIONS
Net amounts due to related parties are as follows:

	December 31, 2010	December 31, 2009
Former CEO and major shareholder	$53,108	$6,216
Independent Director	5,021	5,021
Current CEO	638,901	409,267
	$697,030	$420,504

NOTE 9 SEGMENT REPORTING
During the years ended December 31, 2010 and 2009, the Company is organized into two business segments: (1) material recycling, (2) waste service. The following table presents a summary of operating information and certain year-end balance sheet information for the years ended December 31, 2010 and 2009:

	For the year ended December 31,
	2010	2009
Revenues from various areas:
Material Recycling	$2,759,482	$2,185,146
Waste Service	10,280,350	8,811,955
Consolidated	$13,039,832	$10,997,101

Net income (loss):
Material Recycling	$(172,080)	$15,000
Waste Service	2,565,522	2,240,172
Un-allocted	(493,876)	(161,484)
Consolidated	$1,899,566	$2,093,688

Identifiable assets:
Material Recycling	$833,326	$916,399
Waste Service	8,509,206	5,424,918
Un-allocted	1,586	5,113
Consolidated	$9,344,118	$6,346,430

Depreciation and amortization:
Material Recycling	$97,033	$103,713
Waste Service	148,726	87,011
Consolidated	$245,759	$190,724

Capital expenditures:
Material Recycling	$47,545	$38,123
Waste Service	41,883	158,879
Consolidated	$89,428	$197,002

SANCON RESOURCES RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 STOCKHOLDER’S EQUITY
On October 15, 2007, the Company entered into a ten year service agreement with Lyons Capital LLC. In connection with this agreement, Lyons Capital LLC will receive 300,000 shares of Restricted, RULE 144 Stock, for services rendered or to be rendered in the future. The Company issued shares on March 10, 2008 and recorded at the fair market value of $156,000. This amount will be amortized over a period of ten years from January 01, 2008. For the year ended December 31, 2010, the Company recorded $15,600 in consulting expense. The unamortized amount of $109,200 is included under deferred compensation as at December 31, 2010.

On January 01, 2008, the Company entered in a four years employment agreement with Mr. Jack Chen, current CEO. In connection with this agreement, Mr. Jack Chen will receive corporate salary of $90,000 per year that paid in stock. On August 01, 2008 and April 13, 2009, the Company issued 250,000 shares and 350,000 shares of Restricted, RULE 144 Stock to Mr. Jack Chen. The shares recorded at the fair market value of $37,500 and $52,500 respectively. As of the December 31, 2010, the Company recorded $180,000 in due to related parties. This is a stock subscription liability.

On January 01, 2010, the Company entered in a two year employment agreement with Mr. David Chen, former CEO and major shareholder, which prescribes the issuance of stock in lieu of salary. As of the December 31, 2010, the Company recorded $42,000 in due to related parties. This is a stock subscription liability.

Stock Options
Options outstanding as of December 31, 2010 and related weighted average price and intrinsic value are as follows:

Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.33	900,000	4	$0.33	900,000	$0.33	$90,000

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

The Company valued the stock options by the Black-Scholes model with the following assumptions:

Expected	Expected	Dividend	Risk Free	Grant Date
Term	Volatility	Yield	Interest Rate	Fair Value
4	96.29%	0%	2.65%	$0.33

SANCON RESOURCES RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summary presents the options granted, exercised, expired and outstanding at December 31, 2010:

Options Outstanding
Outstanding, December 31, 2009	0
Granted	900,000
Forfeited/Canceled	-
Exercised	-
Outstanding, December 31, 2010	900,000

For the year ended December 31, 2010 and 2009, the Company recognized approximately $218,751 and $0, respectively, as compensation expenses for its stock option plan.

NOTE 11 INCOME TAXES
The Company is registered in the State of Nevada and has operations in primarily five tax jurisdictions - the Australia, Hong Kong, China, British Virgin Island and the United States. For certain operations in the United States of America, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses from its US public shell as of December 31, 2010 and December 31, 2009. The Company has deferred tax asset from its Australian operations amounted to $37,617 and $33,057 respectively as of December 31, 2010 and 2009. No valuation allowance is recorded against the deferred tax asset as at December 31, 2010 and 2009 under this entity.

The components of income before income taxes and non-controlling interest are as follows:

	2010	2009
Income (loss) subject to Australia	$(161,457)	$21,430
Loss subject to Hong Kong-Disposed in 2009	-	(50)
Income subject to China	200,397	136,862
Loss subject to United States	(493,876)	(159,600)
Income subject to British Virgin Island	2,499,096	2,168,413
Loss on Disposal of a subsidiary	-	(1,834)
Net income before income tax and non-controlling interest	$2,044,160	$2,165,221

United States of America
As of December 31, 2010, the Company in the United States of America had approximately $5,386,746 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carry forwards in certain situations when changes occur in the stock ownership of a company. In the event the Company has a change in ownership, utilization of carry forwards could be restricted. The deferred tax assets for the United States entity at December 31, 2010 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

SANCON RESOURCES RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the significant components of the net deferred tax assets for operation in the United States of America as of December 31, 2010 and 2009.

	2010	2009
Net Operating Loss Carry forwards	$5,386,746	$4,892,600
Total Deferred Tax Assets	1,831,494	1,663,484
Less: Valuation Allowance	(1,831,494)	(1,663,484)
Net Deferred Tax Assets	$-	$-

Australia
As of December 31, 2010 and 2009 the Company’s Australian subsidiary had accumulated loss of $174,316 and $2,000. Pursuant to Australian income tax laws, the Company has made income tax provision of $10,623 and $6,430 for the years ended December 31, 2010 and 2009 respectively.

The following table sets forth the significant components of the net deferred tax assets for operation in the Australia as of December 31, 2010 and 2009.

	2010	2009
Net Operating Loss Carry forwards	$174,316	$2,000
Total Deferred Tax Assets	37,617	33,057
Less: Valuation Allowance	-	-
Net Deferred Tax Assets	$37,617	$33,057

China
As of December 31, 2010 and 2009, the Company’s China subsidiary had accumulated profit of $573,142 and $324,513 respectively. The Company has net income before income tax and non-controlling interest of $200,397 during the years ended December 31, 2010. Pursuant to Chinese income tax laws, the Company has made income tax provision of $114,215 and $34,349 for the years ended December 31, 2010 and 2009.

British Virgin Island
The Company’s British Virgin Island subsidiary had net profit of $2,499,097 and $2,168,413 for the years ended December 31, 2010 and 2009. There is no income tax levied in British Virgin Island.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	2010	2009
Tax expense (credit) at statutory rate-federal	(34)%	(34)%
State tax expense (credit) net of federal tax	(6)%	(6)%
Valuation allowance	40%	40%
Foreign income tax:
British Virgin Island	-	-
Australia	30%	30%
Hong kong	-	16.5%
China	25%	25%
Valuation allowance	(61.17)%	(69.6)%
Effective tax rate	6.17%	1.9%

SANCON RESOURCES RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2010, the Company does not have any unrecognized tax benefits and no corresponding interest or penalties. The Company's policy is to record interest and penalties as income tax expense.

NOTE 12 DISCONTINUED OPERATIONS
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

NOTE 13 MAJOR CUSTOMERS AND VENDORS
Our two top customers provided approximately 67% of net sales for the year ended December 31, 2010. Total accounts receivable due from these customers was approximately 58% of total accounts receivable as of December 31, 2010.

Our three major vendors provided approximately 48% of total purchases for the year ended December 31, 2010.  Total accounts payable due to these vendors was approximately 20% of total accounts payable as of December 31, 2010.

NOTE 14 NON-CONTROLLING INTEREST
The Company owned 70% interest in Sancon SH and Sancon SH owned 52% interest in Shanghai Sheng Rong.  As at December 31, 2010 and 2009 non-controlling interest amounted to $356,706 and $158,583 respectively.

NOTE 15. HELD TO MATURITY SECURITIES
As of December 31, 2010 and December 31, 2009, the investment in securities amounted to $129,489 and $258,993.

The held to maturity securities of $129,489 will mature on August 22, 2011. So it is classified under current assets in the accompanied financial statements.

NOTE 16. SUBSEQUENT EVENTS

None

EXHIBIT 21.1

SUBSIDIARIES OF THE REGISTRANT

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

EXHIBIT 24.1

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jack Chen and Maggie Zhang, jointly and severally, as his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jack Chen	Chief Executive Officer and Director	March 31, 2011

Jack Chen

/s/ Maggie Zhang	Acting Chief Financial Officer	March 31, 2011

Maggie Zhang

EXHIBIT 31.1

302 CERTIFICATION

I, Mr. Jack Chen, certify that:

1. I have reviewed this 10-K report of Sancon Resources Recovery, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and;

     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and;

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and;

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 31, 2011
By: /S/ Jack Chen
Jack Chen
Chief Executive Officer

EXHIBIT 31.2

302 CERTIFICATION

I, Ms. Maggie Zhang, certify that:

1. I have reviewed this 10-K report of Sancon Resources Recovery, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and;

     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and;

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and;

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 31, 2011
By: /S/ Maggie Zhang
Maggie Zhang
Acting Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF TITLE 18,
UNITED STATES CODE)

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), the undersigned officers of Sancon Resources Recovery, Inc., a Nevada corporation (the "Company"), do hereby certify with respect to the Annual Report of the Company on Form 10-K for the fiscal year ended December 31, 2010 as filed with the Securities and Exchange Commission (the "10-K Report") that:

(1)	the 10-K Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the 10-K Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Sancon Resources Recovery, Inc.
Date: March 31, 2011
By: /s/ Jack Chen
Jack Chen
Chief Executive Officer

Date: March 31, 2011
By: /S/ Maggie Zhang
Maggie Zhang
Acting Chief Financial Officer