Form 10-Q
period 2011-03-31
Sancon Resources Recovery, Inc.
filed 2011-05-16
CIK 1288195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended    March 31, 2011
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

Common Stock:  par value of $0.001; 22,964,996 shares issued and outstanding on March 31, 2011.

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

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Sancon Resources Recovery, Inc.
Consolidated Balance Sheets
As At March 31, 2011 and December 31, 2010
(Unaudited)

Assets
	As at
	March 31, 2011	December 31, 2010
Current assets
Cash and cash equivalents	$6,514,410	$6,013,889
Trade receivables, net	2,060,937	1,503,849
Inventory	133,871	61,286
Deferred tax asset	83,876	37,617
Other current assets	316,654	301,234
Advance and prepayment	93,010	82,021
Held to maturity securities	129,384	129,489
Total current assets	9,332,142	8,129,385

Property, plant & equipment, net	1,173,874	1,190,106
Security deposit	11,340	11,179
Long Term Deferred Expenses	12,103	13,448
Total assets	$10,529,459	$9,344,118

Liabilities and Stockholders' Equity

Current liabilities
Trade payables	$1,138,792	$922,626
Capital lease - current	22,561	24,807
Tax payables	461,633	304,613
Due to related parties	977,896	697,030
Loan Payable - current	29,881	29,224
Accrued expenses and other payables	616,131	540,036
Total current liability	3,246,894	2,518,336

Long term liability
Loan Payable	21,216	28,805
Total liability	3,268,110	2,547,141

Stockholders' equity
Share Capital
Authorized: 500,000,000 common shares, par value $0.001 per share Issued and Outstanding: 22,964,996 shares as of December 31, 2010 and
March 31, 2011	22,965	22,965
Additional paid-in capital	1,079,200	1,079,200
Deferred Compensation	(105,300)	(109,200)
Other comprehensive income	78,377	86,098
Retained Earnings	5,808,911	5,361,208
Total	6,884,153	6,440,271
Non-controlling interest	377,196	356,706
Total stockholders' equity	7,261,349	6,796,977
Total liabilities & stockholders' equity	$10,529,459	$9,344,118

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sancon Resources Recovery, Inc.
Consolidated Income Statements
For the Three-Months Ended March 31, 2011 and March 31, 2010
(Unaudited)

	For the three month periods ended March 31,
	2011	2010

Net sales	$3,847,147	$3,068,509
Cost of sales	2,472,944	1,538,106
Gross profit	1,374,203	1,530,403

Operating Expenses
Depreciation	43,280	56,654
Selling, general and administrative	853,189	875,659
Total operating expenses	896,469	932,313
Operating Income	477,734	598,090

Other income (expense)
Other expense, net	(9,730)	(13,194)
Investment loss	-	(769)
Interest income (expense), net	(376)	426
Total other income (expense)	(10,106)	(13,537)

Income from continued operations before income
taxes and non-controlling interest	467,628	584,553

Income tax (benefit) expense	(565)	9,075

Net income attributed to non-controlling interest	20,490	8,168

Net income	447,703	567,310

Other comprehensive item:
Foreign currency translation gain (loss)	6,736	(796)
Net comprehensive income	$454,439	$566,514

Earnings per share:
Basic earnings per share	$0.02	$0.02
Basic weighted average shares outstanding	22,964,996	22,964,996
Diluted earnings per share	$0.02	$0.02
Diluted weighted average shares outstanding	22,697,410	23,098,466

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sancon Resources Recovery, Inc.
Consolidated Statements of Cash Flow
For the Three-Months Ended March 31, 2011 and March 31, 2010
(Unaudited)

	For the three months periods ended March 31
	2011	2010

Cash Flows from Operating Activities
Net Income	$447,703	$567,310
Adjustments to reconcile net income to net cash flows
Non-controlling interest	20,490	8,168
Depreciation	68,701	56,654
Loss on acquisition	-	769
Amortization of deferred compensation	3,900	3,900
Options grant for compensation	-	14,469
Changes in current assets and liabilities
Increase in trade receivables	(557,088)	(196,756)
Increase in inventory	(72,585)	(3,433)
Decrease in advance to suppliers	(9,771)	(6,888)
(Increase) decrease in other current assets	(61,746)	26,190
Increase (decrease) in tax payable	157,020	(3,137)
Increase (decrease) in trade payable	209,234	(32,389)
Increase in other current liabilities	76,095	54,374
Net cash provided by operating activities	281,953	489,231

Cash Flows from Investing Activities
Purchase of property and equipment	(43,314)	(17,568)
Net cash used in investing activities	(43,314)	(17,568)

Cash Flows from Financing Activities
Proceeds from shareholder loans	280,870	22,867
Repayments of mortgage loan	(2,246)	(1,945)
Net cash flows provided by financing activities	278,624	20,922

Effect of exchange rate on cash	(16,742)	(13,798)

Net increase in cash & cash equivalents	500,521	478,788

Cash & cash equivalent at start of period	6,013,889	$3,703,716
Cash & cash equivalent at end of period	$6,514,410	$4,182,504
	-
Supplemental information for cash flow information
Cash paid for interest	$1,607	$1,338
Cash paid for income taxes	$(565)	$9,075

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sancon Resources Recovery, Inc.
Notes to the Conolidated Financial Statements
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

As of March 31, 2011, the Sancon group comprises of the following companies:

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

Note 2.  Basis of Presentation

(a)	Interim Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America.  However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of Sancon management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for periods are not necessarily indicative of results for the entire year. These financial statements and accompanying notes should be read in conjunction with our annual financial statements and the notes thereto for the year ended December 31, 2010, included in our Annual Report on Form 10K, filed with the Securities and Exchange Commission.

(b) Principles of Consolidation

The accompanying unaudited consolidated financial statements include all of the accounts of the Company and all of the subsidiaries under its control, which include Sancon Recycling Pty Ltd., Sancon SH (70%), CS and Shanghai Sheng Rong (52% owned by Sancon SH) as of March 31, 2011. For the same period in 2010, there were Sancon Recycling Pty Ltd., Sancon SH (70%) and CS.  All material inter-company balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of liabilities in the normal course of business.

Sancon Resources Recovery, Inc.
Notes to the Conolidated Financial Statements
(Unaudited)

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

Sancon Resources Recovery, Inc.
Notes to the Conolidated Financial Statements
(Unaudited)

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

Non-controlling Stockholders’ Interest

The Company owns 70% interest in Sancon SH and Sancon SH owns 52% interest in Shanghai Sheng Rong. As at March 31, 2011 and December 31, 2010, Non-controlling interest amounted to $377,196 and $356,706 respectively.

Reclassifications

Certain reclassifications have been made in prior period's financial statements to conform to classifications used in the current period.

Held to maturity securities

Held to maturity debt securities are those debt securities in which the Company has the ability and intent to hold the security until maturity. Held to maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held to maturity or available for sale security as an adjustment to yield using the effective interest method. Such amortization and accretion is included in the “Interest Expense” line item in the consolidated statements of income. Dividend and interest income are recognized when earned.

A decline in the market value of any security below cost that is deemed to be other than temporary results in an impairment to reduce the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.

The held to maturity securities of $129,384 will mature on August 22, 2011. So they are classified under current assets in the accompanied financial statements

Recent pronouncements

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

Sancon Resources Recovery, Inc.
Notes to the Conolidated Financial Statements
(Unaudited)

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

Sancon Resources Recovery, Inc.
Notes to the Conolidated Financial Statements
(Unaudited)

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

(b). Commitments

Office space:

The Company leases office space in Australia and China. The lease for Australia will expire in October 2011 while leases for China will expire on various dates between April 2011 and July 2013.  Based upon existing leases, without renewals, the minimum lease payments up for the next three years after March 31, 2011 to expiry are as follows:

2011	$342,229
2012	57,951
2013	17,757
Total	$417,937

The following schedule shows the composition of total rental expense for all operaring leases except those with terms of a month or less that were not renewed:

	Year Ending December 31
	2011	2010
Minimum Rentals	$342,229	$357,488

Equipment:

In year 2006, the company purchased a vehicle by mortgage loan from CBFC Limited ABN.  The annual interest rate is 8.32% with payment term of sixty (60) months. The payment is to be made in 59 equal monthly installments of $553 each and the final installment of $10,136. The balance as of March 31, 2011 amounted to $12,965 as current liability.

In September 2007, the company purchased a vehicle by mortgage loan from CBFC Limited ABN.  The annual interest rate is 8.6% with payment term of forty-eight (48) months. The payment is to be made in 47 equal monthly installments of $485 each and the final installment of $7,969. The balance as of March 31, 2011 amounted to $9,596 as current liability.

The Company pays approximately $1,038 per month under these leases, the last of which expires in September 2011. Total minimum lease payments under the above leases are as follows:

Capital
Leases
2011	$23,365

Less: Amount representing interest	(804)
Present value of minimum lease payments	$22,561

Legal Proceedings:

Dragon Wings Communications Limited, a Hong Kong corporation and Wong Yee Tat, an individual are the first and second plaintiff. They filed a complaint on July 25, 2008 in the District Court of the Hong Kong special Administrative Region, Civil Action No. 3251, against the first defendant, Fintel Group Limited for breach of contract. The Company is the second defendant because plaintiff claimed Fintel Group Limited is a wholly owned subsidiary of the Company. Under the writ, the plaintiff claimed that pursuant to a written stock purchase agreement, the first defendant shall purchase the first plaintiff’s common stock by common shares of Financial Telecom Limited (USA) inc. (replaced by shares of MKA Capital Inc. from June 2006) or pay to the plaintiff cash of $94,172 in lieu of the shares.  Pluses the interest and cost of litigation, the total amount claimed by plaintiff were $104,966.  The court adjudged that the first defendant do pay the plaintiffs damages on September 08, 2008 and also adjudged that the second defendant do pay the plaintiffs damages on December 10, 2008.  The Company has denied all allegations in the complaint because Fintel Group Limited was not a subsidiary at the time of the since November 27, 2006.

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

Sancon Resources Recovery, Inc.
Notes to the Conolidated Financial Statements
(Unaudited)
Note 5. Property, plant & equipment

Property, plant, & equipment are stated at cost, less accumulated depreciation and any impairment in value. The carrying values are reviewed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.  Impairment losses are recognized in the income statement.

Below is the table of Property, Plant and Equipment as at March 31, 2011:

Item	Plant and Machinery	Vehicles	Office Equipment	Total
Cost	$1,380,927	$609,209	$41,056	$2,031,192
Accumulated Depreciation	(521,493)	(312,848)	(22,977)	(857,318)
Net Carrying Value	$859,434	$296,361	$18,079	$1,173,874

Included in property and equipment is approximately $58,967 of assets, which are leased under non-cancelable leases and accounted for as capital leases, which expire through September 2011. The accumulated depreciation included in the property and equipment for these leases is approximately $60,609.

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

Depreciation and amortization expense for the Three months period ended March 31, 2011 and 2010 was $68,701 and $56,654 respectively.

Note 6. Short Term and Long Term Loan Payable

On November 19, 2009, Sancon SH purchased a vehicle with a total loan principle amount of $87,576, unsecured, with an annual interest rate of 7.6%. The payment is to be made in thirty-six (36) equal monthly installments of $2,728 expiring in November 2011. The Company classified the loan balance under current and noncurrent liabilities respectively in the accompanied financial statements. As of March 31, 2011 and December 31, 2010, short term loan payable amounted to $29,881 and $29,224 and long term loan payable amounted to $21,216 and $28,805 respectively.

Sancon Resources Recovery, Inc.
Notes to the Conolidated Financial Statements
(Unaudited)

For the three months ended March 31, 2011, Sancon SH accrued and paid interest $1,107 for the loan.

The future payment schedule for this term loan is as follows:

2011		$24,554
2012		30,010
Total	$	$54,564

Note 7.  Due to related parties

As of March 31, 2011 and December 31, 2010, the Company had a total balance of related party notes payable of $977,896 and $697,030, respectively. The related party notes payable are interest free borrowings from a director, a former CEO, and current the CEO.

Note 8.  Stockholders equity

Common Stock

On October 15, 2007, the Company entered into a ten years service agreement with Lyons Capital LLC. In connection with this agreement, Lyons Capital LLC will receive 300,000 shares of Restricted, RULE 144 Stock, for services rendered or to be rendered in the future. The Company issued shares on March 10, 2008 and recorded at the fair market value of $156,000. This amount will be amortized over a period of ten years from January 01, 2008. For the three months periods ended March 31, 2011, the Company recorded $3,900 in consulting expense. The unamortized amount of $105,300 is included under deferred compensation as at March 31, 2011.

On January 01, 2008, the Company entered in a four years employment agreement with Mr. Jack Chen, current CEO. In connection with this agreement, Mr. Jack Chen will receive corporate salary of $90,000 per year that paid in stock. On August 01, 2008 and April 13, 2009, the Company issued 250,000 shares and 350,000 shares of Restricted, RULE 144 Stock to Mr. Jack Chen. The shares recorded at the fair market value of $37,500 and $52,500 respectively. As of the March 31, 2011, the Company recorded $202,500 in due to related parties. This is a stock subscription liability.

On January 01, 2010, the Company entered in a two years employment agreement with Mr. David Chen, former CEO and major shareholder. In connection with this agreement, Mr. David Chen will receive corporate salary of $42,000 per year that paid in stock. As of the March 31, 2011, the Company recorded $10,500 in due to related parties. This is a stock subscription liability.

Stock Options

Options outstanding as of March 31, 2011 and related weighted average price and intrinsic value are as follows:

Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.33	900,000	3.75	$0.33	900,000	$0.33	$90,000

Sancon Resources Recovery, Inc.
Notes to the Conolidated Financial Statements
(Unaudited)

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

The Company valued the stock options by the Black-Scholes model with the following assumptions:

Expected Term	Expected Volatility	Dividend Yield	Risk Free Interest Rate	Grant Date Fair Value
3.75	96.29%	0%	2.65%	$0.33

The following summary presents the options granted, exercised, expired and outstanding at March 31, 2011:

Options Outstanding
Outstanding, December 31, 2010	900,000
Granted	-
Forfeited/Canceled	-
Exercised	-
Outstanding, March 31, 2011	900,000

Note 9. Segmental information

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

Sancon Resources Recovery, Inc.
Notes to the Conolidated Financial Statements
(Unaudited)

During the three months periods ended March 31, 2011 and 2010, the Company is organized into two business segments: (1) material recycling, (2) waste service. The following table presents a summary of operating information and certain quarter-end balance sheet information for the three months periods ended March 31, 2011 and 2010:

	For the three months periods ended March 31,
	2011	2010
Revenues from various areas:
Material Recycling	$631,663	$662,348
Waste Service	3,215,484	2,406,161
Consolidated	$3,847,147	$3,068,509

Net income (loss):
Material Recycling	$(47,556)	$6,384
Waste Service	545,072	612,295
Un-allocted	(49,813)	(51,369)
Consolidated	$447,703	$567,310

Identifiable assets:		December 31, 2010
Material Recycling	$909,205	$833,326
Waste Service	9,673,971	8,509,206
Un-allocted	-53,717	1,586
Consolidated	$10,529,459	$9,344,118

Depreciation and amortization:
Material Recycling	$24,752	$26,325
Waste Service	43,949	30,329
Consolidated	$68,701	$56,654

Capital expenditures:
Material Recycling	$7,275	$543
Waste Service	36,039	17,025
Consolidated	$43,314	$17,568

Note 10 Income Tax

The Company is registered in the State of Nevada and has operations in primarily five four jurisdictions - the Australia, China, British Virgin Island and the United States. For certain operations in the United States of America, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses from its US public shell as of March 31, 2011 and 2010. The Company has deferred tax asset from its Australian operations amounted to $83,876 and $34,034 respectively as of March 31, 2011 and 2010. No valuation allowance is recorded against the deferred tax asset as at March 31, 2011 and 2010 under this entity.

The components of income before income taxes and non-controlling interest are as follows:

	For the three months periods ended March 31,
	2011	2010
loss subject to Australia	$-92,134	6,384
Income subject to Hong Kong	-	-
Income subject to China	176,050	36,301
loss subject to United States	-49,813	-51,369
Income subject to British Virgin Island	433,525	593,237
	$467,628	584,553

United States of America
As of March 31, 2011, the Company in the United States of America had approximately $5,436,559 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carry forwards in certain situations when changes occur in the stock ownership of a company. In the event the Company has a change in ownership, utilization of carry forwards could be restricted. The deferred tax assets for the United States entity at March 31, 2011 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the United States of America as of March 31, 2011 and 2010.

	For the three months periods ended March 31,
	2011	2010
Net Operating Loss Carry forwards	$5,436,559	$4,943,969
Total Deferred Tax Assets	1,848,430	1,680,949
Less: Valuation Allowance	-1,848,430	-1,680,949
Net Deferred Tax Assets	$-	$-

Sancon Resources Recovery, Inc.
Notes to the Conolidated Financial Statements
(Unaudited)

Australia
As of March 31, 2011 and 2010 the Company’s Australian subsidiary had accumulated loss of $221,873 and income of $4,148. Pursuant to Australian income tax laws, the Company has made income tax provision of negative $44,578 and $0 for the three months periods ended March 31, 2011 and 2010 respectively.

The following table sets forth the significant components of the net deferred tax assets for operation in the Australia as of March 31, 2011 and 2010.

	For the three months periods ended March 31,
	2011	2010
Net Operating Loss(income) Carry forwards	221,873	$(4,148)
Total Deferred Tax Assets	83,876	34,034
Less: Valuation Allowance	-	-
Net Deferred Tax Assets	$83,876	$34,034

China
As of March 31, 2011 and 2010, the Company’s China subsidiary had accumulated profit of $705,178 and $351,242 respectively. The Company has net income before income tax and non-controlling interest of $176,050 during the three months periods ended March 31, 2011. Pursuant to Chinese income tax laws, the Company has made income tax provision of $44,013 and $9,075 for the three months periods ended March 31, 2011 and 2010.

British Virgin Island
The Company’s British Virgin Island subsidiary had net profit of $433,525 and $593,237 for the three months periods ended March 31, 2011 and 2010. There is no income tax levied in British Virgin Island.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	For the three months periods ended March 31,
	2011	2010
Tax expense (credit) at statutory rate-federal	-34%	-34%
State tax expense (credit) net of federal tax	-6%	-6%
Valuation allowance	40%	40%
Foreign income tax:
British Virgin Island	-	-
Australia	30%	30%
Shanghai	25%	25%
Valuation allowance	54.87%	56.57%
Effective tax rate	-0.13%	1.57%

As of March 31, 2011, the Company does not have any unrecognized tax benefits and no corresponding interest or penalties. The Company's policy is to record interest and penalties as income tax expense.

Note 12. Major Customers and Vendors

Our two top customers provided approximately 64% of net sales for the three month ended March 31, 2011. Total accounts receivable due from these customers was approximately 59% of total accounts receivable as of March 31, 2011.

Our Two major vendors provided approximately 22% of total purchases for the three month ended March 31, 2011.  Total accounts payable due to these vendors was approximately 29% of total accounts payable as of March 31, 2011.

Sancon Resources Recovery, Inc.
Notes to the Conolidated Financial Statements
(Unaudited)

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

•
Results of operations. This section provides an analysis of our results of operations for the three months period ended March 31, 2011 compared to the same period in 2010. A brief description is provided of transactions and events, including any related party transactions that affect the comparability of the results being analyzed.

•	Liquidity and capital resources. This section provides an analysis of our financial condition and cash flows for the three months period ended March 31, 2011 and 2010.
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

Sancon Resources Recovery, Inc.
Notes to the Conolidated Financial Statements
(Unaudited)

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

Sancon Resources Recovery, Inc.
Notes to the Conolidated Financial Statements
(Unaudited)

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

Sancon Resources Recovery, Inc.
Notes to the Conolidated Financial Statements
(Unaudited)

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

Sancon Resources Recovery, Inc.
Notes to the Conolidated Financial Statements
(Unaudited)

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

But the management has identified several key points which will give Sancon the competitive edge in the market place:

1)	Sancon offers large selection of plastic,paper and glass raw materials to our customers.
2)	With the expansion of our operations in Melbourne Australia, Sancon will be able to serve greater number of customers and sell direct to our customs in both Australia and China.
3)	Sancon has 6 strategically positioned recycling plants and about 40 depots in China and it will enable Sancon to meet the demand for nationwide environmental services.
4)
Industry know-how and management team’s ability to ensure all operating and environmental standards are achieved. Our team's experience in logistic management and waste management operations are key factors enabling the delivery of a high standard of service to Sancon's clients.

Employees

As of March 31, 2011, the Company employed 20 full time and part time people in Australia subsidiaries. Our subsidiary in China employed around 200 full time and part time people.  To make our work more efficient, we outsourced a few other functions, such as logistics, bookkeeping and administration, to certain professional firms to enable our resource being focused on sales and processing functions.

Sancon Resources Recovery, Inc.
Notes to the Conolidated Financial Statements
(Unaudited)

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
Results of Operations - Comparison between the three months ended March 31, 2011 and the same periods in 2010.

Revenue

Revenue is generated by service charges and the sale of recyclable materials. Revenue for the three months period ended March 31, 2011 were $3,847,147, representing $778,638 or 25% increase compared to the revenue of $3,068,509 in the same period of 2010. The revenues in the waste service business increased from $2,406,161 for the three months period ended March 31, 2010 to $3,215,484 for the three months period ended March 31, 2011, an increase of $809,323 or 34%.  The revenue in the material recycling business decreased $30,685 or 5% from $662,348 for the three months period ended March 31, 2010 to $631,663 for the three months period ended March 31, 2011.

Cost of Revenue

The cost of revenue is the direct cost for sale of the recycling materials. For the three months period ended March 31, 2011, the cost of revenue was $2,472,944.  It was $934,838 or 61% increase as compared to the cost of sales of $1,538,106 for the three months period ended March 31, 2010.  Among which, cost of revenue in the waste service business increased $954,611 or 76% from $1,262,345 for the three months period ended March 31, 2010 to $2,216,956 for the three months period ended March 31, 2011.  The increase mainly contained $576,866 of materials expenses and $169,836 shipping fee and $165,634 labor fee for sub contractors. The increase was related to our new business of waste cardboard collection which started from June 2010. Cost of revenue in the material recycling business for the three months period ended March 31, 2011 and 2010 was $255,988 and $275,761 respectively, a decrease of $19,773 or 7%.  The decrease of cost of sales in our material recycling business was in line with the sales.

Sancon Resources Recovery, Inc.
Notes to the Conolidated Financial Statements
(Unaudited)

For the three months period ended March 31, 2011 and 2010, cost of revenue was 64% and 50% of sales respectively.

Gross profit

The gross profit for the three months preiod ended March 31, 2011 was $1,374,203, representing $156,200 or 10% decrease compared to $1,530,403 for the three months preiod ended March 31, 2010.  The gross margin reduced from 50% for the three months preiod ended March 31, 2010 to 36% for the three months preiod ended March 31, 2011. Gross profit in the waste service business decreased $145,288 or 13% from $1,143,816 for the three months preiod ended March 31, 2010 to $998,528 for the same periods in 2011.  The low gross profit in our waste paper collection is the main reason for this decrease.  However, our management believes the gross margin will be increased along with the expansion of the market in waste paper collection.  Gross profit in the material recycling business also decreased $10,912 or 3% from $386,587 for the three months preiod ended March 31, 2010 to $375,675 for the same period in 2011.  Our material recycling business still suffers from the global economic crisis.

Selling, general and administrative expenses

Selling, general and administrative expenses increased to $853,189 for the three months preiod ended March 31, 2011, from $875,659 for the three months preiod ended March 31, 2010, a decrease of $22,470 or 3%.  The SG&A expenses in the waste service business was $478,173 for the three months preiod ended March 31, 2010, this number decreased to $373,104 for the three months preiod ended March 31, 2011.  It decreased $105,069 or 22%. The decrease was mainly contained $195,366 of consulting fee.  That is because we reduce the consulting for the new market expansion.  The SG&A expenses in the material recycling business increased $84,155 or 24% from $346,117 for the three months preiod ended March 31, 2010 to $430,272 for the three months preiod ended March 31, 2011. The increase was mainly contained $50,629 of wages, $15,047 of consulting fee. The SG&A expenses also included investor relationship expenses which decreased $1,556 or 3% from $51,369 for the three months period ended March 31, 2010 to $ 49,813 for the three months period ended March 31, 2011.

The SG&A expenses was 29% of the revenue for the three months preiod ended March 31, 2010 while it was 22% for the three months preiod ended March 31, 2011.

Depreciation Expense

Depreciation expense increased to $68,701 for the three months preiod ended March 31, 2011 from $56,654 for the three months preiod ended March 31, 2010.  It increased $12,047 or 21%.  The increases were mainly due to the purchase of equipment for t the three months preiod ended March 31, 2011.  The depreciation expense in the waste service business increased $13,620 or 45% to $43,949 for the three months preiod ended March 31, 2011 from $30,329 for the three months preiod ended March 31, 2010.  The depreciation expense in the material recycling business decreased $1,573 or 6%.  For the three months preiod ended March 31, 2011 and 2010, depreciation expense was 2% of the revenue respectively.

Sancon Resources Recovery, Inc.
Notes to the Conolidated Financial Statements
(Unaudited)

Other Income (Expense)

For the three months preiod ended March 31, 2011, the Company booked other expenses of $10,106 compared to $13,537 for the three months preiod ended March 31, 2010.  The decrease in other income is $3,431 or 25%.

For the three months preiod ended March 31, 2011, other income was 0.3% of the revenue whie it was 0.4% for the three months preiod ended March 31, 2010.

Income Tax

The income tax was negative $565 for the three months preiod ended March 31, 2011.  That is mainly because of the deferred tax $44,578 accrued in our material recycling business.  Howver, it was $9,075 for the three months preiod ended March 31, 2010, a decrease of $9,640 or 106%.  For the three months preiod ended March 31, 2011 and 2010, income tax was 0.01% and 0.3% of the revenue respectively.

Non-Controlling interest in subsidiary

On August 15, 2007, the Company completed the acquisition of 70% of the equity interest in Sancon Resources Recovery (Shanghai) Co., Ltd by exercising its option to convert $200,000 of convertible promissory note.  On May 26, 2010, Sancon Shanghai invest an additional RMB1, 000,000 or $151,700 in Shanghai Sheng Rong. Previously, Sancon SH had invested $44,010 (RMB 300,000) in return for a 20% equity interest. After the completion of this current transaction, Sancon SH now holds 52% of the equity interest in Shanghai Sheng Rong.  Noncontrolling interest was $20,490 for the three months preiod ended March 31, 2011 while it was $8,168 for the same periods in 2010. For the three months preiods ended March 31, 2011 and 2010, noncontrolling interest was 0.5% and 0.3% of the revenue respectively.

Net loss/income

Net income for the three months preiod ended March 31, 2011 was $447,703, compared to $567,310 for the three months preiod ended March 31, 2010, a decrease of $119,607 or 21%. The decrease is mainly due to the reduce of net income in the material recycling business of $53,940 or 845%. The net income in the waste service business also decreased $67,223 or 11%.  The net income also included investor relationship expenses which decreased $1,556 or 3%.  Net profit margin for the three months preiod ended March 31, 2011 was 12% while it was 18% for the same period in 2010.

Liquidity and Capital Resources

As shown in the accompanying financial statements, the Company has accumulated profit of $5,808,911 as of March 31, 2011 compared to $5,361,208 as of December 31, 2010. In addition, we have positive working capital $6,085,248 as of March 31, 2011 and it was $5,611,049 as of December 31, 2010.  It increased $474,199. That is mainly due to the increase of $500,521 in cash and cash equivalents. The strong sales for the three months period ended March 31, 2011 lead to the great increase in cash and trade receivable.

Sancon Resources Recovery, Inc.
Notes to the Conolidated Financial Statements
(Unaudited)

Operating Activities

The net cash provided by operating activities for the three months preiod ended March 31, 2011 amounted to $ 281,953 compared to $489,231 for the three months preiod ended March 31, 2010, and decrease $207,278 or 42%. The decrease mainly included trade receivables of $360,332. The decreases were offset by trade payable of $241,623. The payment terms of our accounts receivable is about one month and will not be more than two months.

Investing Activities

Net cash used in investing activities amounted to $43,314 for the three months preiod ended March 31, 2011 compared to $17,568 for the three months preiod ended March 31, 2010, an increase of $25,746 or 147%.  It’s due to the increase on purchase of property and equipment.

Financing Activities

Net cash provided by financing activities amounted to $278,624 and $20,922 for the three months preiod ended March 31, 2011 and 2010 respectively, an increase of $257,702 or 1,232%. The increase mainly included shareholder’s loan of $258,003.

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

Sancon Resources Recovery, Inc.
Notes to the Conolidated Financial Statements
(Unaudited)

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

Sancon Resources Recovery, Inc.
Notes to the Conolidated Financial Statements
(Unaudited)

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

As of December 31, 2010, the Company issued 900,000 shares of stock options to directors and accrued $218,751 of related expenses.  For the three months preiod ended March 31, 2011, the Company did not issue any stock options.

Sancon Resources Recovery, Inc.
Notes to the Conolidated Financial Statements
(Unaudited)

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

During the three months ended March 31, 2011, there were no changes in our internal accounting controls or in other factors that materially affected our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 2   Changes in Securities and Use of Proceeds

None

Sancon Resources Recovery, Inc.
Notes to the Conolidated Financial Statements
(Unaudited)

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

Matters for a vote of security holders were submitted to security holders in the Company's Proxy Statement, filed upon December 6, 2005.  The remainder of the information required by this item is incorporated by reference to the Company's Proxy Statement.

Item 5.  Other Information.

None.

Sancon Resources Recovery, Inc.
Notes to the Conolidated Financial Statements
(Unaudited)

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

Sancon Resources Recovery, Inc.
Notes to the Conolidated Financial Statements
(Unaudited)

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

Date: May 16, 2011
By: /s/ Jack Chen
Jack Chen
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Sancon Resources Recovery, Inc.

Date: May 16, 2011
By: /s/ David Chen
David Chen
Chairman

Date: May 16, 2011

By: /s/ Jimmy Yiu
Jimmy Yiu
Independent Director

Date: May 16, 2011

By: /s/ Cong Yuanli
Cong Yuanli
Independent Director

Date: May 16, 2011
By: /s/ Jack Chen
Jack. Chen
Director