Form 10-Q
period 2011-06-30
Sancon Resources Recovery, Inc.
filed 2011-08-15
CIK 1288195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Common Stock: par value of $0.001; 22,964,996 shares issued and outstanding on June 30, 2011.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

1

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Sancon Resources Recovery,Inc
Consolidated Balance Sheets
As at June 30,2011 and December 31,2010
(Unaudited)

Assets
	As at
	June 30, 2011	December 31, 2010
Current assets
Cash and cash equivalents	$6,975,390	$6,013,889
Trade receivables, net	1,280,673	1,503,849
Inventory	74,669	61,286
Deferred tax asset	39,216	37,617
Other current assets	278,459	301,234
Advance and prepayment	110,197	82,021
Held to maturity securities	129,489	129,489
Due from related parties	296,603	—
Total current assets	9,184,696	8,129,385

Property, plant & equipment, net	1,124,502	1,190,106
Security deposit	11,655	11,179
Long Term Deferred Expenses	10,759	13,448
Total assets	$10,331,612	$9,344,118

Liabilities and Stockholders' Equity

Liabilities
Current liabilities
Trade payables	$834,746	$922,626
Capital lease - current	20,455	24,807
Tax payables	355,170	304,613
Due to related parties	81,370	697,030
Loan Payable - current	30,953	29,224
Accrued expenses and other payables	866,024	540,036
Total current liability	2,188,718	2,518,336

Long term liability
Loan Payable	13,605	28,805
Total liability	2,202,323	2,547,141

Stockholders' equity
Share Capital
Authorized: 500,000,000 common shares, par value $0.001 per share
Issued and Outstanding: 22,964,996 shares as of June 30, 2011 and December 31, 2010	22,965	22,965
Additional paid-in capital	1,079,200	1,079,200
Deferred Compensation	(101,400)	(109,200)
Other comprehensive income	100,806	86,098
Retained Earnings	6,057,617	5,361,208
Total	7,159,188	6,440,271
Non-controlling interest	970,101	356,706
Total stockholders' equity	8,129,289	6,796,977
Total liabilities & stockholders' equity	$10,331,612	$9,344,118
	—	—
The accompanying notes are an integral part of these unaudited consolidated financial statements

Sancon Resources Recovery,Inc
Consolidated Income Statements
For the Three-Months and Six-Months Ended June 30, 2011 and 2010
(Unaudited)

	For the three months periods ended June 30,		For the six months periods ended June 30,
	2011	2010	2011	2010

Net sales	$3,125,623	$3,067,299	$6,972,770	$6,135,808
Cost of sales	1,774,461	1,575,990	4,247,405	3,153,814
Gross profit	1,351,162	1,491,309	2,725,365	2,981,994

Operating Expenses
Depreciation	42,260	64,990	85,540	81,926
Selling, general and administrative	1,065,659	923,966	1,918,848	1,799,625
Total operating expenses	1,107,919	988,956	2,004,388	1,881,551
Operating Income	243,243	502,353	720,977	1,100,443

Other income (expense)
Other income/(Expense), net	10,161	4,180	431	(9,014)
Investment loss prior to acquisition	—	(2,370)	—	(3,139)
Gain on acquisition	—	34,805	—	34,805
Interest income, net	625	2,063	249	2,489
Total other income	10,786	38,678	680	25,141
Income from continued operations before
income taxes and non-controlling interest	254,029	541,031	721,657	1,125,584

Income taxes	12,416	2,310	11,851	11,385

Net income (loss) attributed to non-controlling interest	(7,094)	1,459	13,396	9,627

Net income	248,707	537,262	696,410	1,104,572

Other comprehensive item:
Foreign currency translation loss	7,972	(19,222)	14,708	(20,018)

Net comprehensive income	$256,679	$518,040	$711,118	$1,084,554

Earnings per share:
Basic earnings per share	$0.011	$0.02	$0.03	$0.05
Basic weighted average shares outstanding	22,964,996	22,964,996	22,964,996	22,964,996
Diluted earnings per share	$0.010	$0.02	$0.03	$0.05
Diluted weighted average shares outstanding	23,971,286	23,039,996	23,515,786	23,083,417
The accompanying notes are an integral part of these unaudited consolidated financial statements

Sancon Resources Recovery,Inc
Consolidated Statements of Cash Flow
For the Six-Months Ended June 30, 2011 and 2010
Unaudited

	For the six months periods ended June 30,
	2011	2010

Cash Flows from Operating Activities
Net Income	$696,410	$1,104,572
Adjustments to reconcile net income to net cash flows
provided by operating activities:
Non-controlling interest	13,396	9,627
Depreciation	111,489	121,644
Investment loss prior to acquisition	—	3,139
Gain on acquisition	—	(34,805)
Amortization of deferred compensation	7,800	7,800
Options grant for compensation	—	26,819
Changes in current assets and liabilities:
Decrease in trade receivables	223,176	27,531
Increase in inventory	(13,383)	(26,641)
Increase in advance to suppliers	(19,662)	(3,770)
Decrease in other current assets	14,875	33,509
Increase(Decrease) in tax payable	50,557	(22,047)
Decrease in trade payable	(113,851)	(49,520)
Increase in other current liabilities	338,488	4,554
Net cash provided by operating activities	1,309,295	1,202,412

Cash Flows from Investing Activities
Investment in securities
Purchase of property and equipment	(49,968)	(23,015)
Investment in Shengrong	—	(147,300)
Net cash used in investing activities	(49,968)	(170,315)

Cash Flows from Financing Activities
Proceeds from Shareholder loans	—	77,978
Payments to Shareholder loans	(912,263)	—
Infusion of capital from non controlling shareholder	600,000	—
Repayments of mortgage loan	(4,352)	(6,710)
Net cash flows used in (provided by) financing activities	(316,615)	71,268

Effect of exchange rate changes on cash	18,789	16,632

Net increase in cash & cash equivalents	961,501	1,119,997

Cash & cash equivalent at start of period	6,013,889	3,703,716
Cash & cash equivalent at end of period	$6,975,390	$4,823,713
	—
Supplemental information for cash flow information
Cash paid for interest	$2,966	$4,322
Cash paid for income taxes	$11,851	$11,385

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

On April 1, 2011, Sancon approved an infusion of equity in to Sancon Resources Recovery (Shanghai) Co., Ltd. (“Sancon SH”) for a total of USD 2,000,000, of which Sancon invested USD1,400,000 to Sancon SH and the minority shareholder invested USD 600,000. After completion of this transaction, ownership % remains unchanged.

As of June 30, 2011, the Sancon group comprises of the following companies:

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

(b) Principles of Consolidation

The accompanying unaudited consolidated financial statements include all of the accounts of the Company and all of the subsidiaries under its control, which include Sancon Recycling Pty Ltd., Sancon SH (70%), CS and Shanghai Sheng Rong (52% owned by Sancon SH) as of June 30, 2011. All material inter-company balances and transactions have been eliminated in consolidation.

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

Non-controlling Stockholders’ Interest

The Company owns 70% interest in Sancon SH and Sancon SH owns 52% interest in Shanghai Sheng Rong. As at June 30, 2011 and December 31, 2010, Non-controlling interest amounted to $970,101 and $356,706 respectively.

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

The held to maturity securities of $129,489 will be mature on August 22, 2011. So they are classified under current assets in the accompanied financial statements

Recent pronouncements

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

(b). Commitments

Office space:

The Company leases office space in Australia and China. The lease for Australia will expire in October 2011 while leases for China will expire on various dates between April 2011 and July 2013. Based upon existing leases, without renewals, the minimum lease payments up for the next three years after June 30, 2011 to expiry are as follows:

2011	$236,819
2012	62,313
2013	1 7,815
Total	$3 16,947

The following schedule shows the composition of toral rental expense for all operaring leases except those with terms of a month or less that were not renewed:

	Year Ending December 31
	2011	2010
Minimum Rentals	$236,819	$259,107

Equipment:

In year 2006, the company purchased a vehicle by mortgage loan from CBFC Limited ABN. The annual interest rate is 8.32% with payment term of sixty (60) months. The payment is to be made in 59 equal monthly installments of $569 each and the final installment of $10,417. The balance as of June 30, 2011 amounted to $11,886 as current liability.

In September 2007, the company purchased a vehicle by mortgage loan from CBFC Limited ABN. The annual interest rate is 8.6% with payment term of forty-eight (48) months. The payment is to be made in 47 equal monthly installments of $498 each and the final installment of $8,190. The balance as of June 30, 2011 amounted to $8,569 as current liability.

The Company pays approximately $1,067 per month under these leases, the last of which expires in September 2011.

Total minimum lease payments under the above leases are as follows:

Capital Leases
2011	$20,812

Less: Amount representing interest	(429)
Present value of minimum lease payments	$20,283

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

Below is the table of Property, Plant and Equipment as at June 30, 2011:

Item	Plant and Machinery	Vehicles	Office Equipment	Total
Cost	$1,380,714	$609,066	$41,807	$2,031,586
Accumulated Depreciation	(539,895)	(341,399)	(25,790)	(907,084)
Net Carrying Value	$840,819	$267,667	$16,017	$1,124,502

Included in property and equipment is approximately $60,603 of assets, which are leased under non-cancelable leases and accounted for as capital leases, which expire through September 2011. The accumulated depreciation included in the property and equipment for these leases is approximately $52,873.

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

Depreciation and amortization expense for the six months period ended June 30, 2011 and 2010 was $111,489 and $121,644 respectively.

Note 6. Short Term and Long Term Loan Payable

On November 19, 2009, Sancon SH purchased a vehicle with a total loan principle amount of $88,014, unsecured, with an annual interest rate of 7.60%. The payment is to be made in thirty-six (36) equal monthly installments of $2,773 expiring in November 2012. The Company classified the loan balance under current and noncurrent liabilities respectively in the accompanied financial statements. As of June 30, 2011 and December 31, 2010, short term loan payable amounted to $30,953 and $29,224 and long term loan payable amounted to $13,605 and $28,805 respectively.

For the six months ended June 30, 2011, Sancon SH accrued and paid interest $1,993 for the loan.

The future payment schedule for this term loan is as follows:

2011	$16,638
2012	30,503
Total	$47,141

Note 7. Due from/to related parties

Due from/to related parties are as follows:

	6/30/2011	12/31/2010
Due from current CEO	$296,603	$—
Total Due from Related Party	$296,603	$—

Due to Former CEO and major shareholder	$76,349	$53,108
Due to Independent Director	5,021	5,021
Due to Current CEO	—	638,901
Total Due to Related Parties	$81,370	$697,030

On April 1, 2011, Crossover Solutions Inc., a 100% owned subsidiary of the Company, loaned $600,000 to an individual shareholder for his additional investment to Sancon SH. The loan was interest free, unsecured and due on demand.

Other related party notes receivables and payables were interest free, unsecured and due on demand.

Note 8. Stockholders equity

Common Stock

On October 15, 2007, the Company entered into a ten years service agreement with Lyons Capital LLC. In connection with this agreement, Lyons Capital LLC will receive 300,000 shares of Restricted, RULE 144 Stock, for services rendered or to be rendered in the future. The Company issued shares on March 10, 2008 and recorded at the fair market value of $156,000. This amount will be amortized over a period of ten years from January 01, 2008. For the six months periods ended June 30, 2011, the Company recorded $7,800 in consulting expense. The unamortized amount of $101,400 is included under deferred compensation as at June 30, 2011.

On January 01, 2008, the Company entered in a four years employment agreement with Mr. Jack Chen, current CEO. In connection with this agreement, Mr. Jack Chen will receive corporate salary of $90,000 per year that paid in stock. On August 01, 2008 and April 13, 2009, the Company issued 250,000 shares and 350,000 shares of Restricted, RULE 144 Stock to Mr. Jack Chen. The shares recorded at the fair market value of $37,500 and $52,500 respectively. As of the June 30, 2011, the Company recorded $225,000 in due to related parties. This is a stock subscription liability.

On January 01, 2010, the Company entered in a two years employment agreement with Mr. David Chen, former CEO and major shareholder. In connection with this agreement, Mr. David Chen will receive corporate salary of $42,000 per year that paid in stock. As of the June 30, 2011, the Company recorded $63,000 in due to related parties. This is a stock subscription liability.

Stock Options

Options outstanding as of June 30, 2011 and related weighted average price and intrinsic value are as follows:

Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.33	900,000	3.50	$0.33	900,000	$0.33	$90,000

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

The Company valued the stock options by the Black-Scholes model with the following assumptions:

Expected	Expected	Dividend	Risk Free	Grant Date
Term	Volatility	Yield	Interest Rate	Fair Value
3.50	96.29%	0%	2.65%	$0.33

The following summary presents the options granted, exercised, expired and outstanding at June 30, 2011:

Options Outstanding
Outstanding, December 31, 2010	90 0,000
Granted
Forfeited/Canceled
Exercised	0
Outstanding, June 30, 2011	900,000

The Company has not recognized compensation expenses for its stock option plan for the six months ended June 30, 2011 because it was expensed in the year 2010.

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

During the six months periods ended June 30, 2011 and 2010, the Company is organized into two business segments: (1) material recycling, (2) waste service. The following table presents a summary of operating information and certain quarter-end balance sheet information for the six months periods ended June 30, 2011 and 2010:

	For the six months periods ended June 30,
	2011	2010
Revenues from various areas:
Material Recycling	$1,290,722	$1,346,260
Waste Service	5,682,048	4,789,548
Consolidated	$6,972,770	$6,135,808
Net income:
Material Recycling	$(114,888)	$(51,088)
Waste Service	919,272	1,256,279
Un-allocted	(107,974)	(100,619)
Consolidated	$696,410	$1,104,572
Identifiable assets:	June 30,2011	December 31, 2010
Material Recycling	$780,179	$803,560
Waste Service	9,642,670	6,917,603
Un-allocted	(91,237)	5,144
Consolidated	$10,331,612	$7,726,307
Depreciation and amortization:
Material Recycling	$49,907	$49,069
Waste Service	61,582	72,575
Consolidated	$111,489	$121,644
Capital expenditures:
Material Recycling	$7,477	$506
Waste Service	42,491	22,509
Consolidated	$49,968	$23,015

Note 10. Income Tax

The Company is registered in the State of Nevada and has operations in primarily five four jurisdictions - the Australia, China, British Virgin Island and the United States. For certain operations in the United States of America, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses from its US public shell as of June 30, 2011 and 2010. The Company has deferred tax asset from its Australian operations amounted to $39,216 and $37,617 respectively as of June 30, 2011 and December 31, 2010. No valuation allowance is recorded against the deferred tax asset as at June 30, 2011 and December 31, 2010 under this entity.

The components of income before income taxes and non-controlling interest are as follows:

	For the six months periods ended June 30,
	2011	2010
Loss subject to Australia	$(114,888)	$(51,088)
Income subject to Hong Kong	—
Income subject to China	131,071	41,237
Loss subject to United States	(107,974)	(100,619)
Income subject to British Virgin Island	813,448	1,236,054
Income before taxes	$721,657	$1,125,584

United States of America

As of June 30, 2011, the Company in the United States of America had approximately $5,494,720 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carry forwards in certain situations when changes occur in the stock ownership of a company. In the event the Company has a change in ownership, utilization of carry forwards could be restricted. The deferred tax assets for the United States entity at June 30, 2011 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the United States of America as of June 30, 2011 and 2010.

	For the six months periods ended June 30,
	2011	2010
Net Operating Loss Carry forwards	$5,494,720	$4,993,489
Total Deferred Tax Assets	1,868,205	1,697,786
Less: Valuation Allowance	(1,868,205)	(1,697,786)
Net Deferred Tax Assets	$—	$—

Australia

As of June 30, 2011 and 2010 the Company’s Australian subsidiary had accumulated loss of $289,205 and $53,324. Pursuant to Australian income tax laws, the Company has made income tax provision of $0 for the six months periods ended June 30, 2011 and 2010 respectively.

The following table sets forth the significant components of the net deferred tax assets for operation in the Australia as of June 30, 2011 and 2010.

	For the six months periods ended June 30,
	2011	2010
Net Operating Loss Carry forwards	$289,205	$53,324
Total Deferred Tax Assets	39,216	37,617
Less: Valuation Allowance	—	—
Net Deferred Tax Assets	$39,216	$37,617

China

As of June 30, 2011 and 2010, the Company’s China subsidiary had accumulated profit of $692,361 and $358,965 respectively. The Company has net income before income tax and non-controlling interest of $131,071 during the six months periods ended June 30, 2011. Pursuant to Chinese income tax laws, the Company has made income tax provision of $11,851 and $11,385 for the six months periods ended June 30, 2011 and 2010.

British Virgin Island

The Company’s British Virgin Island subsidiary had net profit of $813,448 and $1,236,054 for the six months periods ended June 30, 2011 and 2010. There is no income tax levied in British Virgin Island.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	For the six months periods ended June 30,
	2011	2010
Tax expense (credit) at statutory rate-federal	-34%	-34%
State tax expense (credit) net of federal tax	-6%	-6%
Valuation allowance	40%	40%
Foreign income tax:
British Virgin Island	-	-
Australia	30%	30%
Shanghai	25%	25%
Valuation allowance	56.67%	56.02%
Effective tax rate	1.67%	1.02%

As of June 30, 2011, the Company does not have any unrecognized tax benefits and no corresponding interest or penalties. The Company's policy is to record interest and penalties as income tax expense.

Note 11. Major Customers and Vendors

Our top customer provided approximately 61% of net sales for the six month periods ended June 30, 2011. Total accounts receivable due from this customer was 0% of total accounts receivable as of June 30, 2011.

Our two major vendors provided approximately 25% of total purchases for the six month periods ended June 30, 2011. Total accounts payable due to these vendors was approximately 33% of total accounts payable as of June 30, 2011.

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
  Results of operations. This section provides an analysis of our results of operations for the six months period ended June 30, 2011 compared to the same period in 2010. A brief description is provided of transactions and events, including any related party transactions that affect the comparability of the results being analyzed.
  Liquidity and capital resources. This section provides an analysis of our financial condition and cash flows for the six months period ended June 30, 2011 and 2010.
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

But the management has identified several key points which will give Sancon the competitive edge in the market place:

1)	Sancon offers large selection of plastic, paper and glass raw materials to our customers.
2)	With the expansion of our operations in Melbourne Australia, Sancon will be able to serve greater number of customers and sell direct to our customs in both Australia and China.
3)	Sancon has 6 strategically positioned recycling plants and about 40 depots in China and it will enable Sancon to meet the demand for nationwide environmental services.
4)	Industry know-how and management team’s ability to ensure all operating and environmental standards are achieved. Our team's experience in logistic management and waste management operations are key factors enabling the delivery of a high standard of service to Sancon's clients.

Employees

As of June 30, 2011, the Company employed 20 full time and part time people in Australia subsidiaries. Our subsidiary in China employed around 200 full time and part time people. To make our work more efficient, we outsourced a few other functions, such as logistics, bookkeeping and administration, to certain professional firms to enable our resource being focused on sales and processing functions.

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

Results of Operations - Comparison between the six months ended June 30, 2011 and the same periods in 2010.

Revenue

Revenue is generated by service charges and the sale of recyclable materials. Revenue for the six months period ended June 30, 2011 were $6,972,770, representing $836,962 or 14% increase compared to the revenue of $6,135,808 in the same period of 2010. The revenues in the waste service business increased from $4,789,548 for the six months period ended June 30, 2010 to $5,682,048 for the six months period ended June 30, 2010, an increase of $892,500 or 19%. The revenue in the material recycling business decreased $55,538 or 4% from $1,346,260 for the six months period ended June 30, 2010 to $1,290,722 for the six months period ended June 30, 2011.

Cost of Revenue

The cost of revenue is the direct cost for sale of the recycling materials. For the six months period ended June 30, 2011, the cost of revenue was $4,247,405. It was $1,093,591 or 35% increase as compared to the cost of sales of $3,153,814 for the six months period ended June 30, 2010. Among which, cost of revenue in the waste service business increased $1,212,230 or 48% from $2,551,158 for the six months period ended June 30, 2010 to $3,763,388 for the six months period ended June 30, 2011. The increase mainly contained $547,164 of waste materials expenses and $986,032 shipping fee and $633,699 labor fee for sub contractors. The increase was related to our new business of waste cardboard collection which started from June 2010. Cost of revenue in the material recycling business for the six months period ended June 30, 2011 and 2010 was $484,017 and $602,656 respectively, a decrease of $118,639 or 20%. The decrease of cost of sales in our material recycling business was in line with the sales.

For the six months period ended June 30, 2011 and 2010, cost of revenue was 61% and 51% of sales respectively.

Gross profit

The gross profit for the six months period ended June 30, 2011 was $2,725,365, representing $256,629 or 9% decrease compared to $2,981,994 for the six months period ended June 30, 2010. The gross margin reduced from 49% for the six months period ended June 30, 2010 to 39% for the six months period ended June 30, 2011. Gross profit in the waste service business decreased $319,730 or 14% from $2,238,390 for the six months period ended June, 2010 to $1,918,660 for the same periods in 2011. The low gross profit in our waste paper collection is the main reason for this decrease. However, our management believes the gross margin will be increased along with the expansion of the market in waste paper collection. Gross profit in the material recycling business increased $63,101 or 8% from $743,604 for the six months period ended June 30, 2010 to $806,705 for the same period in 2011. Our material recycling business still suffers from the global economic crisis.

Selling, general and administrative expenses

Selling, general and administrative expenses increased to $1,918,848 for the six months period ended June 30, 2011, from $1,799,625 for the six months period ended June 30, 2010, an increase of $119,223 or 7%. The SG&A expenses in the waste service business was $966,618 for the six months period ended June 30, 2010; this number decreased to $962,452 for the six months period ended June 30, 2011. It slightly decreased $4,166 or 0.4%. The SG&A expenses in the material recycling business increased $116,034 or 16% from $732,388 for the six months period ended June 30, 2010 to $848,422 for the six months period ended June 30, 2011.

The SG&A expenses were 28% and 29% of the revenue for the six months period ended June 30, 2011 and 2010 respectively.

Depreciation Expense

Depreciation expense increased to $85,540 for the six months period ended June 30, 2011 from $81,926 for the six months period ended June 30, 2010. It increased $3,614 or 4%. The increases were mainly due to the purchase of equipment for the six months period ended June 30, 2011. The depreciation expense in the waste service business increased $2,776 or 8% to $35,633 for the six months period ended June 30, 2011 from $32,857 for the six months period ended June 30, 2010. The depreciation expense in the material recycling business increased $838 or 2%. For the six months period ended June 30, 2011 and 2010, depreciation expense was 1% of the revenue respectively.

Other Income (Expense)

For the six months period ended June 30, 2011, the Company booked net other income of $431 compared to net other expense of $9,014 for the six months period ended June 30, 2010, an increase of $9,445 or 105%. The increase was mainly because the company received tax subsidies of 21,958 in waste service business.

For the six months period ended June 30, 2011, net other income was 0.006% of the revenue while it was (0.1%) for the six months period ended June 30, 2010.

Income Tax

The income tax was $11,851 for the six months period ended June 30, 2011, an increase of $466 or 4% from $11,385 for the six months period ended June 30, 2010. For the six months period ended June 30, 2011 and 2010, income tax was 0.2% of the revenue respectively.

Non-Controlling interest in subsidiaries

On August 15, 2007, the Company completed the acquisition of 70% of the equity interest in Sancon Resources Recovery (Shanghai) Co., Ltd by exercising its option to convert $200,000 of convertible promissory note. On May 26, 2010, Sancon Shanghai invested an additional RMB1, 000,000 or $151,700 in Shanghai Sheng Rong. Previously, Sancon SH had invested $44,010 (RMB 300,000) in return for a 20% equity interest. After the completion of this current transaction, Sancon SH now holds 52% of the equity interest in Shanghai Sheng Rong. Net loss attributed to non-controlling interest was $13,396 and $9,627 for the six months period ended June 30, 2011 and 2010 respectively. For the six months period ended June 30, 2011 and 2010, no controlling interest was 0.2% of the revenue respectively.

Net income

Net income for the six months period ended June 30, 2011 was $696,410, compared to $1,104,572 for the six months period ended June 30, 2010, a decrease of $408,162 or 37%. The decrease in net income was mainly due to the increase of net loss in the material recycling business of $63,800 or 125%. The net income in the waste service business also decreased $337,007 or 27%. For the six months period ended June 30, 2011, net income was 10% of the revenue while it was 18% for the six months period ended June 30, 2010.

Liquidity and Capital Resources

As shown in the accompanying financial statements, the Company has accumulated profit of $6,057,617 as of June 30, 2011 compared to $5,361,208 as of December 31, 2010. In addition, we have positive working capital $6,995,978 as of June 30, 2011 and it was $5,611,049 as of December 31, 2010. It increased $1,384,929 or 25%. That is mainly due to the increase of $961,501 in cash and cash equivalents and the increase of $215,233 in Due from related parties. The strong sales for the six months period ended June 30, 2011 lead to the great increase in cash.

Operating Activities

The net cash provided by operating activities for the six months period ended June 30, 2011 amounted to $1,309,295 compared to $1,202,412 for the six months period ended June 30, 2010, an increase $106,883 or 9%. The increase mainly included trade receivables decrease of $195,645 and other current liabilities increase of $333,934.

Investing Activities

Net cash used in investing activities amounted to $49,968 for the six months period ended June 30, 2011 compared to $170,315 for the six months period ended June 30, 2010, a decrease of $120,347 or 71%. It’s due to the decrease on investment in Sheng Rong Company which occurred in year 2010.

Financing Activities

Net cash used in financing activities amounted to $316,615 and net cash provided by financing activities amounted to $71,268 for the six months period ended June 30, 2011 and 2010 respectively, a decrease of $387,883 or 544%. The decrease mainly included payments of shareholders’ loans of $912,263.

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

As of December 31, 2010, the Company issued 900,000 shares of stock options to directors and accrued $218,751 of related expenses. For the six months period ended June 30, 2011, the Company did not issue any stock options.

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

During the six months ended June 30, 2011, there were no changes in our internal accounting controls or in other factors that materially affected our internal controls over financial reporting.

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

Date: August 15, 2011	Sancon Resources Recovery, Inc.
By: /s/ Jack Chen
Jack Chen Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Sancon Resources Recovery, Inc.

Date: August 15, 2011
By: /s/ David Chen
David Chen
Chairman

Date: August 15, 2011
By: /s/ Jimmy Yiu
Jimmy Yiu
Independent Director

Date: August 15, 2011
By: /s/ Cong Yuanli
Cong Yuanli
Independent Director

Date: August 15, 2011
By: /s/ Jack Chen
Jack. Chen
Director

