Form 10-Q/A
period 2011-06-30
Sancon Resources Recovery, Inc.
filed 2011-08-19
CIK 1288195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

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

Sancon Resources Recovery, Inc

Explanatory Note

The purpose of the Amendment No. 1 on Form 10–Q/A to Registrants’s quarterly report on Form 10–Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011 (the “Form 10–Q”), is solely to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10–Q.  This Amendment No. 1 speaks as of the original filing date of the Form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–Q.

Pursuant to rule 406T of Regulation S–T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits

The following list describes the exhibits filed as part of this Report on Form 10-Q.

Exhibit Number	Note	Description of Document

3.1	(1)	Articles of Incorporation of Financial Telecom Limited (USA), Inc.
3.2	(1)	Amended and Restated Bylaws of Financial Telecom Limited (USA), Inc.
10.1	(1)	Agreement between Hong Kong Futures Exchange Limited and Financial Telecom Limited.
10.2	(1)	Market Service Datafeed Agreement between Stock Exchange Information Services Limited and Financial Telecom Limited.
10.3	(2)	Option agreement dated December 14, 2004 between Fintel Group Limited and shareholders of Shanghai Long terms Technology Limited.
10.4	(2)	Option agreement dated January 5, 2005 between Fintel Group Limited and shareholders of Beijing JCL Technology Commerce Limited.
10.5	(2)	Option agreement dated January 20, 2005 between Fintel Group Limited and shareholders of Shanghai Qianhou Computer Technology Limited.
10.6	(2)	Independent contractor agreement between Fintel Group Limited and Mr. Sam Chong Keen.
10.7	(2)	Independent contractor agreement between Fintel Group Limited and Info Media Company.
10.8	(2)	Independent contractor agreement between Fintel Group Limited and China Digital Distribution Limited.
10.9	(3)	Sales and purchase agreement dated March 25, 2005 between Fintel Group Limited and shareholders of Enjoy Media Holdings Limited.
10.10	(4)	Sales and purchase agreement dated April 25, 2005 between Fintel Group Limited and shareholders of Beijing Genial Technology Co. Ltd.
10.11	(4)	Option agreement dated March 7, 2005 between Fintel Group Limited and shareholders of Beijing Sinoskyline technology Trading Co. Ltd.
14.1	(9)	Code of Ethics.
16.1	(7)	Change in Certifying Accountants.
16.2	(10)	Incorporated herein by reference to registrant's Current Report on Form 8K/A (File No. 000-50760) filed July 7, 2006.
17.1	(6)	Correspondence on departure of Directors.
20.1	(8)	Proxy Statement dated December 6, 2005.
21.1	(5)	Subsidiaries of the registrant.
24.1	(5)	Power of Attorney.
31.1	(5)	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	(5)	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	(5)	Certification of Officers, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	(11)	XBRL Instance Document
101.SCH	(11)	XBRL Taxonomy Extension Schema
101.CAL	(11)	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	(11)	XBRL Taxonomy Extension Definition Linkbase
101.LAB	(11)	XBRL Taxonomy Extension Label Linkbase
101.PRE	(11)	XBRL Taxonomy Presentation Linkbase

______________________

(1)	Incorporated herein by reference to the registrant's initial Registration Statement on Form 10-SB (File No. 000-50760) filed on May 13, 2004.
(2)	Incorporated herein by reference to the registrant's Annual Report on Form 10-KSB (File No. 000-50760) filed April 15, 2005.
(3)	Incorporated herein by reference to the registrant's Quarterly Report of Form 10-QSB (File No. 000-50760) filed May 6, 2005.
(4)	Incorporated herein by reference to the registrant's Quarterly Report of Form 10-QSB (File No. 000-50760) filed August 6, 2005.
(5)	Previously filed or furnished as an exhibit to Registrant’s quarterly report of Form 10–Q for the quarter ended June 30, 2011.
(6)	Incorporated herein by reference to the registrant's Current Report on Form 8K/A (File No. 000-50760) filed November 29, 2005.
(7)	Incorporated herein by reference to the registrant's Current Report on Form 8K/A (File No. 000-50760) filed January 25, 2006.
(8)	Incorporated herein by reference to the registrant's Proxy Statement (File No. 000-50760) filed December 6, 2005.
(9)	Incorporated herein by reference to the registrant's Annual Report on Form 10-KSB (File No. 000-50760) filed April 26, 2006.
(10)	Incorporated herein by reference to the registrant's Current Report on Form 8K/A (File No. 000-50760) filed July 7, 2006.
(11)	Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 19, 2011	Sancon Resources Recovery, Inc.
By: /s/ Jack Chen
Jack Chen Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Sancon Resources Recovery, Inc.

Date: August 19, 2011
By: /s/ David Chen
David Chen
Chairman

Date: August 19, 2011
By: /s/ Jimmy Yiu
Jimmy Yiu
Independent Director

Date: August 19, 2011
By: /s/ Cong Yuanli
Cong Yuanli
Independent Director

Date: August 19, 2011
By: /s/ Jack Chen
Jack. Chen
Director

EXHIBIT INDEX

The following list describes the exhibits filed as part of this Report on Form 10-Q.

Exhibit Number	Note	Description of Document

3.1	(1)	Articles of Incorporation of Financial Telecom Limited (USA), Inc.
3.2	(1)	Amended and Restated Bylaws of Financial Telecom Limited (USA), Inc.
10.1	(1)	Agreement between Hong Kong Futures Exchange Limited and Financial Telecom Limited.
10.2	(1)	Market Service Datafeed Agreement between Stock Exchange Information Services Limited and Financial Telecom Limited.
10.3	(2)	Option agreement dated December 14, 2004 between Fintel Group Limited and shareholders of Shanghai Long terms Technology Limited.
10.4	(2)	Option agreement dated January 5, 2005 between Fintel Group Limited and shareholders of Beijing JCL Technology Commerce Limited.
10.5	(2)	Option agreement dated January 20, 2005 between Fintel Group Limited and shareholders of Shanghai Qianhou Computer Technology Limited.
10.6	(2)	Independent contractor agreement between Fintel Group Limited and Mr. Sam Chong Keen.
10.7	(2)	Independent contractor agreement between Fintel Group Limited and Info Media Company.
10.8	(2)	Independent contractor agreement between Fintel Group Limited and China Digital Distribution Limited.
10.9	(3)	Sales and purchase agreement dated March 25, 2005 between Fintel Group Limited and shareholders of Enjoy Media Holdings Limited.
10.10	(4)	Sales and purchase agreement dated April 25, 2005 between Fintel Group Limited and shareholders of Beijing Genial Technology Co. Ltd.
10.11	(4)	Option agreement dated March 7, 2005 between Fintel Group Limited and shareholders of Beijing Sinoskyline technology Trading Co. Ltd.
14.1	(9)	Code of Ethics.
16.1	(7)	Change in Certifying Accountants.
16.2	(10)	Incorporated herein by reference to registrant's Current Report on Form 8K/A (File No. 000-50760) filed July 7, 2006.
17.1	(6)	Correspondence on departure of Directors.
20.1	(8)	Proxy Statement dated December 6, 2005.
21.1	(5)	Subsidiaries of the registrant.
24.1	(5)	Power of Attorney.
31.1	(5)	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	(5)	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	(5)	Certification of Officers, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	(11)	XBRL Instance Document
101.SCH	(11)	XBRL Taxonomy Extension Schema
101.CAL	(11)	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	(11)	XBRL Taxonomy Extension Definition Linkbase
101.LAB	(11)	XBRL Taxonomy Extension Label Linkbase
101.PRE	(11)	XBRL Taxonomy Presentation Linkbase

______________________

(1)	Incorporated herein by reference to the registrant's initial Registration Statement on Form 10-SB (File No. 000-50760) filed on May 13, 2004.
(2)	Incorporated herein by reference to the registrant's Annual Report on Form 10-KSB (File No. 000-50760) filed April 15, 2005.
(3)	Incorporated herein by reference to the registrant's Quarterly Report of Form 10-QSB (File No. 000-50760) filed May 6, 2005.
(4)	Incorporated herein by reference to the registrant's Quarterly Report of Form 10-QSB (File No. 000-50760) filed August 6, 2005.
(5)	Previously filed or furnished as an exhibit to Registrant’s quarterly report of Form 10–Q for the quarter ended June 30, 2011.
(6)	Incorporated herein by reference to the registrant's Current Report on Form 8K/A (File No. 000-50760) filed November 29, 2005.
(7)	Incorporated herein by reference to the registrant's Current Report on Form 8K/A (File No. 000-50760) filed January 25, 2006.
(8)	Incorporated herein by reference to the registrant's Proxy Statement (File No. 000-50760) filed December 6, 2005.
(9)	Incorporated herein by reference to the registrant's Annual Report on Form 10-KSB (File No. 000-50760) filed April 26, 2006.
(10)	Incorporated herein by reference to the registrant's Current Report on Form 8K/A (File No. 000-50760) filed July 7, 2006.
(11)	Filed Herewith

