Form 10-Q
period 2011-09-30
Sancon Resources Recovery, Inc.
filed 2013-02-11
CIK 1288195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended September 30, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

Commission File Number: 000-50760

Sancon Resources Recovery, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	58-2670972
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

602 Nan Fung Tower, Suite 6/F

173 Des Voeux Road Central

Central District, Hong Kong

(Address of Principal Executive Offices)

+(852) 2868-0668

(Registrant’s Telephone Number, Including Area Code)

___________________________________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares outstanding of each of the issuer’s classes of common equity, as of September 30, 2011: 22,964,996 shares of Common Stock, par value US $0.001

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-Q under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer’s actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “the Company believes,” “management believes” and similar language, including those set forth in the discussions under “Notes to Financial Statements” and “Management’s Discussion and Analysis or Plan of Operation” as well as those discussed elsewhere in this Form 10-Q. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are subject to the “safe harbor” created by the Private Securities Litigation Reform Act of 1995.

2

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SANCON RESOURCES RECOVERY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As at September 30, 2011	As at December 31, 2010
	$	$
ASSETS
Current assets :
Cash and cash equivalents	5,866,305	6,013,889
Trade receivables, net	959,765	1,503,849
Inventory	-	61,286
Deferred tax asset	-	37,617
Other current assets	2,058,937	301,234
Advance and prepayment	142,517	82,021
Held to maturity securities	-	129,489
Total current assets	9,027,524	8,129,385

Property, plant and equipment, net	704,641	1,190,106
Security deposit	-	11,179
Long term deferred expenses	-	13,448
TOTAL ASSETS	9,732,165	9,344,118

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities
Trade payables	444,316	922,626
Capital lease - current	-	24,807
Tax payables	236,125	304,613
Due to related parties	-	697,030
Loan payable - current	31,918	29,224
Accrued expenses and other payables	7,888,724	540,036
Total current liabilities	8,601,083	2,518,336

Long term liability
Loan payable	5,559	28,805
Total Liabilities	8,606,642	2,547,141

Stockholders’ Equity
Share capital
Authorized: 500,000,000 common shares, par value $0.001 per share Issued and outstanding: 22,964,996 shares as of September 30, 2011 and December 31, 2010	22,965	22,965
Additional paid-in capital	1.079,200	1,079,200
Deferred compensation	(97,500)	(109,200)
Other comprehensive income	279,810	86,098
Retained earnings	(420,173)	5,361,208
Total	864,302	6,440,271
Non-controlling interest	261,221	356,706
Total stockholders’ equity	1,125,523	6,796,977
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	9,732,165	9,344,118

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANCON RESOURCES RECOVERY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Three months ended September 30,		For the Nine months ended September 30,
	2011	2010	2011	2010
	$	$	$	$
Net revenue	2,032,426	3,354,608	9,005,196	9,490,416
Cost of revenue	1,978,933	1,861,857	6,226,338	4,975,953
Gross profit	53,493	1,492,751	2,778,858	4,514,463
Operating expenses
Depreciation	41,514	61,139	127,054	182,783
Selling, general and administrative	8,521,009	895,868	10,439,857	2,695,493
Total operating expenses	8,562,523	957,007	10,566,911	2,878,276
Operating income	(8,509,030)	535,744	(7,788,053)	1,636,187

Other income (expense)
Other income/(expense), net	1,672,582	7,671	1,673,013	(1,343)
Investment loss prior to acquisition	-	(9)	-	(3,148)
Gain on acquisition	-	-	-	34,805
Interest income/(expense), net	5,279	2,276	5,528	4,765
Total other income	1,677,861	9,938	1,678,541	35,079
Income from continued operations before income taxes and discontinued operation	(6,831,169)	545,682	(6,109,512)	1,671,266

Discontinued operation
Gain on disposal of a subsidiary	252,463	-	252,463	-
Gain on discontinued operations	252,463	-	252,463	-
Income before income taxes and non-controlling interest	(6,578,706)	545,682	(5,857,049)	1,671,266
Less: Income taxes	(7,965)	(6,868)	(19,816)	(18,253)
Less: Net income attributed to non-controlling interest	108,881	7,474	95,485	(2,153)
Net income	(6,477,790)	546,288	(5,781,380)	1,650,860
Other comprehensive item:
Foreign currency translation gain/(loss)	(208,420)	48,318	(193,712)	28,300
Net comprehensive income	(6,686,210)	594,606	(5,975,092)	1,679,160

Earnings per share:
Basic earnings per share-continued operations	(0.29)	0.02	(0.26)	0.07
Basic earnings per share-discontinued operations	-	-	-	-
Basic earnings per share	(0.29)	0.02	(0.26)	0.07
Basic weighted average shares outstanding	22,964,996	22,964,996	22,964,996	22,964,996
Diluted earnings per share-continued operations	(0.29)	0.02	(0.26)	0.07
Diluted earnings per share-discontinued operations	-	-	-	-
Diluted earnings per share	(0.29)	0.02	(0.26)	0.07
Diluted weighted average shares outstanding	22,964,996	22,964,996	22,964,996	23,041,989

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANCON RESOURCES RECOVERY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine months ended September 30, 2011	For the Nine months ended September 30, 2010
	$	$

Cash flows from operating activities
Net income	(5,781,380)	1,650,860
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	127,054	182,783
Investment loss	252,462	3,148
Gain on acquisition from non-controlling interest	-	(34,805)
Loss on disposal of property and equipment	458,757	-
Amortization of deferred compensation	-	11,700
Options grant for compensation	-	38,898
Non-controlling interest	(95,485)	2,153
Changes in current assets and liabilities, net of business acquisition:
Decrease (increase) in trade receivables	544,084	6,888
Decrease (increase) in inventory	61,286	(6,591)
Decrease (increase) in advance to suppliers	(60,496)	(14,145)
Decrease (increase) in other current assets	(1,757,703)	70,828
Decrease in security deposit	11,179	-
Decrease in long term deferred expenses	13,448	-
Increase (decrease) in tax payable	(30,871)	(16,990)
Increase (decrease) in trade payable	(478,310)	(267,066)
Increase (decrease) in other current liabilities	7,348,688	25,159
Net cash flows provided by operating activities	612,713	1,652,820

Cash flows from investing activities
Purchase of property and equipment	(100,346)	(84,957)
Investment in Shengrong	-	(149,700)
Cash increased from acquisition	-	158,617
Net cash flows used in investing activities	(100,346)	(76,040)

Cash flows from financing activities
Shareholders’ loan	(697,030)	226,972
Held to maturity securities	129,489	-
Proceeds from (payment of) mortgage loan	(20,552)	(11,647)
Net cash provided by/(used in) financing activities	(588,093)	215,325

Effect of exchange rate changes on cash	(71,858)	128,896

Net increase in cash and cash equivalents	(147,584)	1,921,001

Cash and cash equivalents at start of period	6,013,889	3,703,716
Cash and cash equivalents at end of period	5,866,305	5,624,717

Supplemental information for cash expenses
Cash paid for interest expenses	2,742	7,027
Cash paid for income taxes	11,055	253

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANCON RESOURCES RECOVERY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine month periods ended September 30, 2011

(UNAUDITED)

Note 1. Nature of Operations

Sancon Resources Recovery, Inc. (“Sancon”, or “the Company”, or “we”, or “us”) is registered in the State of Nevada. Sancon Resources Recovery, Inc. is an environmental service and waste management company that operates recycling facilities in China and Australia. Sancon specializes in the collection and recovery of industrial and commercial solid wastes such as plastic, paper, cardboard, and glass.

On April 1, 2011, the Company approved an infusion of equity into Sancon Resources Recovery (Shanghai) Co., Ltd. (“Sancon SH”) for a total of $2,000,000, of which Sancon invested $1,400,000 to Sancon SH and the minority shareholder invested $600,000.

On September 15, 2011, one of the subsidiaries, Sancon Recycling Pty. Limited, applied for liquidation.

Note 2. Basis of Presentation

(a) Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of Sancon management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for periods are not necessarily indicative of results for the entire year. These financial statements and accompanying notes should be read in conjunction with our annual financial statements and the notes thereto for the year ended December 31, 2010, included in our Annual Report on Form 10K, filed with the Securities and Exchange Commission.

(b) Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include all of the accounts of the Company and all of the subsidiaries under its control, which includes the following companies:

Registered Name (business is conducted under the registered names)	Domicile	Owner	% held	Status
Sancon Recycling Pty Ltd.	Australia	Sancon	100	Inactive
Sancon Resources Recovery (Shanghai) Co., Ltd. (“Sancon SH” hereinafter)	Shanghai	Sancon	70	Active
Crossover Solutions Inc. (“CS” hereinafter)	British Virgin Island	Sancon	100	Active
Sheng Rong Environment Protection Technology Co.,Ltd. (“Shanghai Sheng Rong” hereinafter)	Shanghai	Sancon SH	52	Active

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

SANCON RESOURCES RECOVERY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine month periods ended September 30, 2011

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

Held to Maturity Securities

The Company classifies investment in marketable securities as ‘Held to Maturity’. Any declines in the fair value of securities determined to be non temporary in nature are charged to earnings in the period in which that event occurs.

Earnings Per Share

Basic earnings per share (“EPS”) is calculated using net earnings (the numerator) divided by the weighted-average number of shares outstanding (the denominator) during the reporting period. Diluted EPS includes the effect from potentially dilutive securities. Diluted EPS is equal to basic EPS for all periods presented, as the Company has no potentially dilutive securities.

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

SANCON RESOURCES RECOVERY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine month periods ended September 30, 2011

(UNAUDITED)

Note 3. Summary of Significant Accounting Policies (continued)

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

We regularly assess our position with regard to individual tax exposures and record liabilities for our uncertain tax positions and related interest and penalties. These accruals reflect management’s view of the likely outcomes of current and future audits. The future resolution of these uncertain tax positions may be different from the amounts currently accrued and therefore could impact future tax period expense.

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

Recent pronouncements

In February 2011, the FASB issued ASU 2011-09 which requires that an SEC filer, as defined, evaluate subsequent events through the date that the financial statements are issued. The update also removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The adoption of this guidance on January 1, 2011 did not have a material effect on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU intends to improve consistency in the application of fair value measurement and disclosure requirements in U.S. GAAP and IFRS. The ASU clarifies the application of existing fair value measurement and disclosure requirements including 1) the application of concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of non-financial assets and are not relevant when measuring the fair value of financial assets or any liabilities, 2) measuring the fair value of an instrument classified in shareholders’ equity from the perspective of a market participant that holds that instrument as an asset, and 3) disclosures about quantitative information regarding the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The guidance in this ASU is effective for the first interim and annual period beginning after December 15, 2011, and should be applied prospectively. Early adoption is not permitted. This ASU will have no impact on our results of operations.

SANCON RESOURCES RECOVERY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine month periods ended September 30, 2011

(UNAUDITED)

Note 3. Summary of Significant Accounting Policies (continued)

Recent pronouncements (continued)

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” This ASU is aimed at increasing the prominence of other comprehensive income in the financial statements. The new guidance eliminates the option to present comprehensive income and its components in the Statement of Changes in Shareholders’ Equity, and requires the disclosure of comprehensive income and its components in one of two ways: a single continuous statement or in two separate but consecutive statements. The single continuous statement would present other comprehensive income and its components on the income statement. Under the two-statement approach, the first statement would include components of net income and the second statement would include other comprehensive income and its components. The ASU does not change the items that must be reported in other comprehensive income. This ASU will have no impact on our results of operations.

The guidance in this ASU is effective for the first interim and annual period beginning after December 15, 2011, and should be applied retrospectively for all periods presented in the financial statements. Early adoption is permitted.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05”. This ASU defers the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. The deferral is temporary until the Board reconsiders the operational concerns and needs of financial statement users. The Board has not yet established a timetable for its reconsideration. The requirements to present other comprehensive income in a single continuous statement or two consecutive statements and other requirements of ASU 2011-05, as amended by ASU 2011-12, are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011.

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities”. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amendments are effective for annual reporting periods beginning on or after January 1, 2013. An entity would be required to provide the disclosures required by those amendments retrospectively for all comparative periods presented. This ASU will not impact our results of operations.

SANCON RESOURCES RECOVERY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine month periods ended September 30, 2011

(UNAUDITED)

Note 4. Concentrations and commitments

(a). Concentrations

The Company has focused on business in overseas markets, which the Company believes present opportunities. A business with a foreign lessee is subject to risks related to the economy of the country or region in which such lessee is located, which may be weaker than the U.S. economy. On the other hand, a foreign economy may remain strong even though the U.S. economy does not. A foreign economic downturn may impact a foreign lessee’s ability to make business payments, even though the U.S. and other economies remain stable. Furthermore, foreign lessees are subject to risks related to currency conversion fluctuations.

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

(b). Commitments

Office space:

The Company leases office space in Australia and China. The lease for Australia will expire in October 2011 while leases for China expire on various dates between April 2010 and November 2018. Based upon existing leases, without renewals, the minimum lease payments up to expiry are as follows:

2011	279,311
2012	164,707
2013	165,868
Thereafter	870,306
Total	$1,480,192

Equipment:

In December 2009, the company purchased a vehicle by mortgage loan. The annual interest rate is 7.6% with payment term of thirty-six (36) months. The payment is to be made in 35 equal monthly installments of $2,698 each. The balance as of September 30, 2011 amounted to $31,918 with $5,559 as current liability.

The Company pays approximately $2,698 per month under these leases, the last of which will expire in September 2011.

Total minimum lease payments under the above leases are as follows:

Capital Leases
2011	8,417
2012	30,864
39,281
Less: Amount representing interest	(1,804)
Present value of minimum lease payments	37,477
Less: Current portion	(31,918)
$5,559

SANCON RESOURCES RECOVERY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine month periods ended September 30, 2011

(UNAUDITED)

Note 4. Concentrations and commitments (continued)

(b). Commitments (continued)

Legal Proceeding:

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

Note 5. Property, plant & equipment

The Company’s Property, Plant and Equipment as of September 30, 2011 is as follows:

	Plant and Machinery	Vehicles	Office Equipment	Total
Cost	$448,954	$669,305	$41,514	$1,159,773
Accumulated Depreciation	(65,117)	(360,744)	(29,271)	(455,132)
Net Carrying Value	$383,837	$308,561	$12,243	$704,641

The Company’s Property, Plant and Equipment as of December 31, 2010 are as follows:

	Plant and Machinery	Vehicles	Office Equipment	Total
Cost	$1,324,477	$606,877	$40,847	$1,972,201
Accumulated Depreciation	(479,369)	(282,223)	(20,503)	(782,095)
Net Carrying Value	$845,108	$324,654	$20,344	$1,190,106

Included in property and equipment at December 31, 2010 is approximately $58,132 of assets, which are leased under non-cancelable lease and accounted for as capital leases, which expire through September 2011. The accumulated depreciation included in the property and equipment for these leases is approximately $56,321.

Depreciation and amortization expense for the nine months period ended September 30, 2011 and 2010 was $95,806 and $182,783 respectively.

SANCON RESOURCES RECOVERY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine month periods ended September 30, 2011

(UNAUDITED)

Note 6. Short Term and Long Term Loan Payable

On November 19, 2009, Sancon SH purchased a vehicle with a total loan principle amount of $86,137, unsecured, with an annual interest rate of 7.6%. The payment is to be made in thirty-six (36) equal monthly installments of $2,698 expiring in November 2011. The Company classified the loan balance under current and noncurrent liabilities respectively in the accompanied financial statements. As of September 30, 2011 and December 31, 2010, short term loan payable amounted to $31,918 and $29,224 and long term loan payable amounted to $5,559 and $28,805 respectively.

For the nine month periods ended September 30, 2011, Sancon SH accrued and paid interest $1,252 on this loan.

The future payment schedule for this term loan is as follows:

Amount
2011	49,538
2012	189,883
Total	$239,421

Note 7. Due to related parties

Net amounts due to related parties are as follows:

	September 30, 2011	December 31, 2010
Former CEO and major shareholder	$-	$(53,108)
Independent Director	-	(5,021)
Current CEO	-	(638,901)
	$-	$(697,030)

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

SANCON RESOURCES RECOVERY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine month periods ended September 30, 2011

(UNAUDITED)

Note 8. Stockholders equity (continued)

Stock Options

Options outstanding as of September 30, 2011 and related weighted average price and intrinsic value are as follows:

Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.33	900,000	3.25	$0.33	900,000	$0.33	$90,000

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

The Company valued the stock options by the Black-Scholes model with the following assumptions:

Expected	Expected	Dividend	Risk Free	Grant Date
Term	Volatility	Yield	Interest Rate	Fair Value
3.25	126.68%	0%	1.25%	$0.33

The following summary presents the options granted, exercised, expired and outstanding at September 30, 2011:

Options Outstanding
Outstanding, December 31, 2010	900,000
Granted	-
Forfeited/Canceled	-
Exercised	-
Outstanding, September 30, 2011	900,000

For the nine months ended September 30, 2011 and 2010, the Company recognized approximately $0 and $38,898, respectively, as compensation expenses for its stock option plan.

SANCON RESOURCES RECOVERY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine month periods ended September 30, 2011

(UNAUDITED)

Note 9. Segmental information

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), (ASC 250) “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

During the nine months periods ended September 30, 2011 and 2010, the Company is organized into two business segments: (1) material recycling, (2) waste service. The following table presents a summary of operating information and certain quarter-end balance sheet information for the nine months periods ended September 30, 2011 and 2010:

	For the nine month periods ended September 30,
	2011	2010
Net sales from various areas:
Material Recycling	$1,665,288	$2,090,513
Waste Service	7,339,908	7,399,903
Consolidated	$9,005,196	$9,490,416

Net income (loss):
Material Recycling	$(294,203)	$(59,091)
Waste Service	(7,482,092)	1,859,549
Un-allocted	1,994,915	(149,598)
Consolidated	$(5,781,380)	$1,650,860

Identifiable assets:		December 31, 2010
Material Recycling	$753,121	$833,326
Waste Service	8,979,044	8,509,206
Un-allocted	-	1,589
Consolidated	$9,732,165	$9,344,118

Note 10. Major Customers and Vendors

Our two top customers provided approximately 61% of net sales for the nine month period ended September 30, 2011. Total accounts receivable due from these customers was approximately 86% of total accounts receivable as of September 30, 2011.

Our three major vendors provided approximately 25% of total purchases for the nine month period ended September 30, 2011. Total accounts payable due to these vendors was approximately 44% of total accounts payable as of September 30, 2011.

SANCON RESOURCES RECOVERY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine month periods ended September 30, 2011

(UNAUDITED)

Note 11. Income Taxes

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

Note 12. Held to Maturity Securities

As of September 30, 2011 and December 31, 2010, the investment in securities amounted to $nil and $129,892.

The held to maturity securities of $129,892 was mature on August 22, 2011. So it is classified under current assets in the accompanied financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Item 2(a). Discussion for the Interim Operations and Financial Condition

Introduction

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the accompanying financial statements and footnotes to help provide an understanding of our financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

●	Caution concerning forward-looking statements and risk factors. This section discusses how certain forward-looking statements made by us throughout the MD&A and in the financial statements are based on our present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.
●	Overview. This section provides a general description of our business, as well as recent developments that we believe are important in understanding the results of operations and to anticipate future trends in those operations.
●	Results of operations. This section provides an analysis of our results of operations for the nine months period ended September 30, 2011 compared to the same period in 2010. A brief description is provided of transactions and events, including any related party transactions that affect the comparability of the results being analyzed.
●	Liquidity and capital resources. This section provides an analysis of our financial condition and cash flows for the nine months period ended September 30, 2011 and 2010.
●	Critical accounting policies. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

The following discussion should be read in conjunction with our financial statements and the notes thereto, and the other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words “believes”, “anticipates”, “expects”, and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from projected results, due to a number of factors beyond our control. We do not undertake to publicly update or revise any of our forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider our discussions regarding the various factors, which affect our business, included in this section and elsewhere in this report.

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

Dependence upon Management

Our future performance and success is dependent upon the efforts and abilities of our Management. To a very significant degree, we are dependent upon the continued services of Jack Chen, CEO & Director of the Company. If the Company lost the services of Mr. Chen, or other key employees before we could get qualified replacements that loss could materially adversely affect our business. We do not maintain key man life insurance on any of our Management.

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

Limited Market Due To Penny Stock

The Company’s stock differs from many stocks, in that it is a “penny stock”. The Securities and Exchange Commission has adopted a number of rules to regulate “penny stock”. These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities and Exchange Act of 1934, as amended. Because our securities probably constitute “penny stock” within the meaning of the rules, the rules would apply to us and our securities. The rules may further affect the ability of owners of our stock to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all. Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34- 29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include: - Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; - Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; - “Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; - Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and - The wholesale dumping of the same securities by promoters and broker- dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses. Furthermore, the “penny stock” designation may adversely affect the development of any public market for the Company’s shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in “penny stock” is suitable for customers. Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a “recognized” national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years. Section 15(g) of the Exchange Act and Rule 15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Potential investors in the Company’s common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock”. Rule 15g-9 of the Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for the Company’s stockholders to resell their shares to third parties or to otherwise dispose of them.

Overview of the Company and its Operations

Sancon Resources Recovery, Inc. is an environmental service and waste management company that operates recycling facilities in China and Australia. Sancon specializes in the collection and recovery of industrial and commercial solid wastes such as plastic, paper, cardboard, and glass. The recycled materials are re-used by Sancon’s manufacturing customers in China to make a wide variety of new products including outdoor furniture, construction materials, building materials, road surface, and various new products. Sancon’s China operation is licensed by the Chinese government for waste management services, and is certified with ISO 9001 and ISO14001 standards. Sancon currently ships more than 4,000 tons of recycled industrial and commercial waste material annually to its customers in China. Sancon’s main operations and services include industrial waste management consulting, collection and reprocess of recyclable materials such as plastic, glass, cardboard, and paper before its re-entry into manufacture cycles as raw materials. Sancon also provides its full waste management services to large consumer products maker such as Pernod Ricard. The use of recycled material is both environmentally friendly and is a key part of today’s competitive manufacturing process to lower costs. As China gains global manufacturing dominance, Chinese manufacturers are increasingly turning to recycled materials to lower its costs, resulting tremendous demand for recycled materials import. The major customers for Sancon are Chinese manufacturers and recycled material traders which are located mainly in the Chinese provinces of Shanghai, Guangdong, Zhejiang and Fujian.

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

The Chinese Government is emphasizing environmental policies & projects for all sectors and entities. On August 2008, China’s top legislature passed a law to promote circular economy and will come into force on January 1, 2009. The aim of the law is to boost sustainable development through energy saving and reduction of pollutant discharges. At present China’s environmental industry is highly fragmented and at its infancy stage.

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

Competition

The markets for the Company’s products and services are competitive, and the Company faces competition from a number of sources. Many of the Company’s competitors have substantially greater resources than the Company. Those resources may include greater name recognition; larger product lines; complementary lines of business; and greater financial, marketing, information systems, and other resources. The Company can give no assurance competitive pressures will not materially and adversely affect the Company’s business, financial condition, and results of operations.

But the management has identified several key points which will give Sancon the competitive edge in the market place:

1)	Sancon offers large selection of plastic, paper and glass raw materials to our customers.

2)	With the expansion of our operations in Melbourne Australia, Sancon will be able to serve greater number of customers and sell direct to our customs in both Australia and China.

3)	Sancon has 6 strategically positioned recycling plants and about 40 depots in China and it will enable Sancon to meet the demand for nationwide environmental services.

4)	Industry know-how and management team’s ability to ensure all operating and environmental standards are achieved. Our team’s experience in logistic management and waste management operations are key factors enabling the delivery of a high standard of service to Sancon’s clients.

Employees

As of September 30, 2011, the Company employed 20 full time and part time people in Australia subsidiaries. Our subsidiary in China employed around 200 full time and part time people. To make our work more efficient, we outsourced a few other functions, such as logistics, bookkeeping and administration, to certain professional firms to enable our resource being focused on sales and processing functions.

Factors That May Affect Future Results

The business in which the Company is engaged is capital supportive. Accordingly, the Company’s ability to execute its business strategy and to sustain its operations depends upon its ability to maintain or procure capital. There can be no absolute assurance the necessary amount of capital will continue to be available to the Company on favorable terms, or at all. The Company’s inability to obtain sufficient capital or to renew its credit facilities would limit the Company’s ability to: (i) add new equipment to its portfolio, (ii) fund its working capital needs, and (iii) finance possible future acquisitions. The Company’s access to capital may have a material adverse effect on the Company’s business, financial condition and/or results of operations.

There can be no absolute assurance the Company will be able to effectively manage its existing or the possible future expansion of its operations, or the Company’s systems, procedures or controls will be adequate to support the Company’s operations. Consequently, the Company’s business, financial condition and/or results of operations could be possibly and adversely affected.

The Company does not foresee changes in tax laws for the jurisdictions in which the Company and its subsidiaries operate. There can be no absolute assurance that changes will not occur, and therefore no absolute assurance such changes will not materially and adversely affect the Company’s business, financial condition and results of operations.

As a public company, Sancon is subject to certain regulatory requirements including, but not limited to, compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX404”). Such compliance results in significant additional costs to the Company by increased audit and consulting fees, and the time required by management to address the regulations.

Results of Operations - Comparison between the nine months ended September 30, 2011 and the same periods in 2010.

Revenue

Revenue is generated by service charges and the sale of recyclable materials. Revenue for the nine months period ended September 30, 2011 were $9,005,196, representing $485,220 or 5% decrease compared to the revenue of $9,490,416 in the same period of 2010. The revenues in the waste service business decreased from $7,399,903 for the nine months period ended September 30, 2010 to $7,339,908 for the nine months period ended September 30, 2011, a decrease of $59,995 or 1%. The revenue in the material recycling business decreased $425,225 or 20% from $2,090,513 for the nine months period ended September 30, 2010 to $1,665,288 for the nine months period ended September 30, 2011.

Cost of Revenue

The cost of revenue is the direct cost for sale of the recycling materials. For the nine months period ended September 30, 2011, the cost of revenue was $6,226,338. It was $1,250,385 or 25% increase as compared to the cost of sales of $4,975,953 for the nine months period ended September 30, 2010. Among which, cost of revenue in the waste service business increased $1,534,732 or 38% from $4,087,304 for the nine months period ended September 30, 2010 to $5,622,036 for the nine months period ended September 30, 2011. The increase was related to our new business of waste cardboard collection which started from June 2010. Cost of revenue in the material recycling business for the nine months period ended September 30, 2011 and 2010 was $604,302 and $888,649 respectively, a decrease of $284,347 or 32%. The decrease of cost of sales in our material recycling business was in line with the sales.

For the nine months period ended September 30, 2011 and 2010, cost of revenue was 69% and 52% of sales respectively.

Gross profit

The gross profit for the nine months period ended September 30, 2011 was $2,778,858, representing $1,735,605 or 38% decrease compared to $4,514,463 for the nine months period ended September 30, 2010. The gross margin reduced from 48% for the nine months period ended September 30, 2010 to 31% for the nine months period ended September 30, 2011. Gross profit in the waste service business decreased $1,594,727 or 48% from $3,312,599 for the nine months period ended September, 2010 to $1,717,872 for the same periods in 2011. The low gross profit in our waste paper collection is the main reason for this decrease. However, our management believes the gross margin will be increased along with the expansion of the market in waste paper collection. Gross profit in the material recycling business decreased $140,878 or 12% from $1,201,864 for the nine months period ended September 30, 2010 to $1,060,986 for the same period in 2011. Our material recycling business still suffers from the global economic crisis.

Selling, general and administrative expenses

Selling, general and administrative expenses increased to $10,439,857 for the nine months period ended September 30, 2011, from $2,695,493 for the nine months period ended September 30, 2010, an increase of $7,744,364 or 287%. The SG&A expenses in the waste service business was $1,403,163 for the nine months period ended September 30, 2010; this number decreased to $9,084,668 for the nine months period ended September 30, 2011. It increased $7,681,505 or 547%. The SG&A expenses in the material recycling business increased $212,457 or 19% from $1,142,732 for the nine months period ended September 30, 2010 to $1,355,189 for the nine months period ended September 30, 2011.

The SG&A expenses were 116% and 28% of the revenue for the nine months period ended September 30, 2011 and 2010 respectively.

Depreciation Expense

Depreciation expense decreased to $127,054 for the nine months period ended September 30, 2011 from $182,783 for the nine months period ended September 30, 2010. It decreased $55,729 or 30%. The decreases were mainly due to the disposal of one of its subsidiaries, Sancon Recycling Pty. Limited in September 2011. The depreciation expense in the waste service business increased $20,651 or 19% to $127,054 for the nine months period ended September 30, 2011 from $106,403 for the nine months period ended September 30, 2010. For the nine months period ended September 30, 2011 and 2010, depreciation expense was 1% and 2% of the revenue respectively.

Other Income (Expense)

For the nine months period ended September 30, 2011, the Company booked net other income of $1,673,013 compared to net other expense of $1,343 for the nine months period ended September 30, 2010, an increase of $1,674,356 or 124,673%.

For the nine months period ended September 30, 2011, net other income was 19% of the revenue while it was (0.01%) for the nine months period ended September 30, 2010.

Income Tax

The income tax was $19,816 for the nine months period ended September 30, 2011, an increase of $1,563 or 9% from $18,253 for the nine months period ended September 30, 2010. For the nine months period ended September 30, 2011 and 2010, income tax was 0.2% of the revenue respectively.

Non-Controlling interest in subsidiaries

On August 15, 2007, the Company completed the acquisition of 70% of the equity interest in Sancon Resources Recovery (Shanghai) Co., Ltd by exercising its option to convert $200,000 of convertible promissory note. On May 26, 2010, Sancon Shanghai invested an additional RMB1, 000,000 or $151,700 in Shanghai Sheng Rong. Previously, Sancon SH had invested $44,010 (RMB 300,000) in return for a 20% equity interest. After the completion of this current transaction, Sancon SH now holds 52% of the equity interest in Shanghai Sheng Rong. Net loss attributed to non-controlling interest was $(95,485) and $2,153 for the nine months period ended September 30, 2011 and 2010 respectively. For the nine months period ended September 30, 2011 and 2010, no controlling interest was (1%) and 0.02% of the revenue respectively.

Net income

Net income for the nine months period ended September 30, 2011 was $(5,781,380), compared to $1,650,860 for the nine months period ended September 30, 2010, a decrease of $7,432,240 or 450%. The decrease in net income was mainly due to the increase of net loss in the material recycling business of $235,112 or 398%. The net income in the waste service business also decreased $9,341,641 or 502%. For the nine months period ended September 30, 2011, net income was (64%) of the revenue while it was 17% for the nine months period ended September 30, 2010.

Liquidity and Capital Resources

As shown in the accompanying financial statements, the Company has accumulated profit of $(420,173) as of September 30, 2011 compared to $5,361,208 as of December 31, 2010. In addition, we have positive working capital $426,441 as of September 30, 2011 and it was $5,611,049 as of December 31, 2010. It decreased $5,184,608 or 92%. That is mainly due to the increase of $7,348,688 in Accrued expenses and other payables.

Operating Activities

The net cash provided by operating activities for the nine months period ended September 30, 2011 amounted to $612,713 compared to $1,652,820 for the nine months period ended September 30, 2010, a decrease of $1,040,107 or 63%. The increase mainly included trade receivables decrease of $537,196 and other current liabilities increase of $7,323,529.

Investing Activities

Net cash used in investing activities amounted to $100,346 for the nine months period ended September 30, 2011 compared to $76,040 for the nine months period ended September 30, 2010, an increase of $24,306 or 32%. It’s due to the cash decreased from acquisition and the decrease on investment in Sheng Rong Company which occurred in year 2010.

Financing Activities

Net cash used in financing activities amounted to $588,093 and net cash provided by financing activities amounted to $215,325 for the nine months period ended September 30, 2011 and 2010 respectively, a decrease of $803,418 or 373%. The decrease mainly included payments of shareholders’ loans of $697,030.

The Company has financed its growth by utilizing cash reserves and loan from directors. Loan from directors usually was unsecured, and no payment term and without interest bearing. The Company’s primary use of funds is for the purchase of equipment for operation and the purchase of inventory.

Inflation

In the opinion of management, inflation has not had a material effect on the Company’s financial condition or results of its operations.

Trends and uncertainties

Management believes there are no known trends, events, or uncertainties that could, or reasonably be expected to, adversely affect the Company’s liquidity in the short and long terms, or its net sales, revenues, or income from continuing operations.

The Company’s operations are not affected by seasonal factors.

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

Income taxes

We account for income taxes in accordance with SFAS No. 109 (ASC 740), Accounting for Income Taxes. SFAS 109 (ASC 740) prescribes the use of the liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance, or increase or decrease this allowance in a period, we increase or decrease our income tax provision in our statement of operations. If any of our estimates of our prior period taxable income or loss prove to be incorrect, material differences could impact the amount and timing of income tax benefits or payments for any period. In addition, as a result of the significant change in the Company’s ownership, the Company’s future use of its existing net operating losses may be limited.

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

Stock-Based Compensation

During December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123(ASC 718)”. This statement amends SFAS No. 123(ASC 718), “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123(ASC 718) to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company’s stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2005 and has adopted the interim disclosure provisions in its financial reports for the subsequent periods.

Effective January 1, 2006, the beginning of Sancon’s first fiscal quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R (ASC 718), using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements for granted stock options, since the related purchase discounts exceeded the amount allowed under SFAS 123R(ASC 718) for non-compensatory treatment. Compensation expense recognized included: the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R; and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123(ASC 718). Results for prior periods have not been restated, as provided for under the modified-prospective method.

As of December 31, 2010, the Company issued 900,000 shares of stock options to directors and accrued $218,751 of related expenses. For the nine months period ended September 30, 2011, the Company did not issue any stock options.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information to be reported under this Item is not required of smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date, that our disclosure controls and procedures were not effective.

During the nine months ended September 30, 2011, there were no changes in our internal accounting controls or in other factors that materially affected our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

Item 1A. RISK FACTORS

The information to be reported under this Item is not required for smaller reporting companies.

Item 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Matters for a vote of security holders were submitted to security holders in the Company’s Proxy Statement, filed upon December 6, 2005. The remainder of the information required by this item is incorporated by reference to the Company’s Proxy Statement.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

(1)	Exhibits: Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits following the signature page of this Form 10-Q, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANCON RESOURCES RECOVERY, INC.

Dated: February 11, 2013

	By:	/s/ Stephen Tang
Stephen Tang
President and Director
(Chief Executive Officer)

Dated: February 11, 2013

	By:	/s/ Francis Bok
Francis Bok
Director
(Chief Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1*	Certification of President

31.2*	Certification of Director

32.1*	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed Herewith.

