Form 10-K
period 2011-12-31
Sancon Resources Recovery, Inc.
filed 2013-06-07
CIK 1288195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________to ______________

Commission File Number 000-50760

SANCON RESOURCES RECOVERY, INC.

(Exact Name of Registrant as Specified in Its Charter)

State of Nevada, USA (State or Other Jurisdiction of Incorporation or Organization)	58-2670972 (I.R.S. Employer Identification No.)

602 Nan Fung Tower, Suite 6/F 173 Des Voeux Road Central Central District, Hong Kong (Address of Principal Executive Offices)	N/A (Zip Code)

+(852) 2868-0668

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes  [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes  [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. [X] Yes  [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes  [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes  [X] No

The aggregate market value of voting stock held by non-affiliates of the registrant as of December 30, 2011 was approximately $257,300 (based upon a closing price of $0.02 per share, as reported on Yahoo Finance).

As of December 31, 2011, there were 12,864,996 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

None.

Forward Looking Statements

The discussion contained in this Annual Report on Form 10-K under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The registrant’s actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “the Company believes,” “management believes” and similar language, including those set forth in the discussions under “Risk Factors,” “Notes to Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as those discussed elsewhere in this Form 10-K. Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are subject to the “safe harbor” created by the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this Annual Report speak only as of the date of filing with the SEC and might not occur in light of these risks, uncertainties, and assumptions. The registrant undertakes no obligation and disclaims any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

ITEM 1.	BUSINESS

Business Combination and Corporate Restructuring

Effective May 26, 2006, a business combination occurred between Sancon Recycling Pty Ltd. (“SRPL”) and MKA Capital Inc. (hereinafter referred to as “MKAC”). The combination was effected by MKAC exchange its seventy-five percent (75%) equity stake in MK Aviation, S.A. (hereinafter referred to as “MKA”) for one hundred percent (100%) equity stake in SRPL held by Mr. Jack Chen, Mr. Yiu Lo Chung, and associated parties (“the Shareholders”). Meanwhile, the Shareholders exchanged their ownership of seventy-five percent (75%) equity stake in MK Aviation, S.A. with 14,897,215 shares of the Registrant’s common stock from Mr. Kraselnick and associated parties. Subsequently MKAC was renamed Sancon Resources Recovery, Inc. (herein below referred to as “the Company” or “Sancon”).

As a result of the merger, there was a change in control of the public entity MKAC. In accordance with SFAS No. 141, SRPL was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Agreement is a recapitalization of the Company’s capital structure. For accounting purposes, SRPL accounted for the transaction as a reverse acquisition and SRPL is the surviving entity. SRPL did not recognize goodwill or any intangible assets in connection with the transaction.

Effective with the Agreement, the Shareholders owned 14,897,215 shares of MKAC voting common stock or 74.28% of the Registrant’s 20,030,370 issued and outstanding voting common stock at the time.

All references to common stock, share and per share amounts had been retroactively restated to reflect the exchange of 100 shares of SRPL common stock for 14,897,215 shares of the MKAC’s common stock outstanding immediately prior to the merger as if the exchange had taken place as of the beginning of the earliest period presented.

The accompanying financial statements present the historical financial condition, results of operations and cash flows of Sancon as of December 31, 2011.

Business of the Issuer

Overview of the Company and its Operations

During the period from June 2006 to October 2011, Sancon Resources Recovery, Inc. had been an industrial waste recycling company with operations based in Australia and China. Sancon’s main operations and services included industrial waste management consulting, collection and reprocess of recyclable materials such as glass, plastic, cardboard, and paper sourced from suppliers such as Aperio Group and Astron. The recycled materials will then enter into manufacture cycles as raw materials. Sancon exported about 4,000 tons of recycled industrial waste material annually to its processing partners and manufacturers in China. The waste management service was another important operation for the Company. Sancon provided full waste management solutions for manufacturing companies; aimed to recover recyclable materials instead of dumping them into land-fills. The major customers for Sancon were Chinese manufacturers and recycled material traders such as Pernod Ricard, Hang Mai and Yue Wu, which are located mainly in the Chinese provinces of Shanghai, Guangdong, Zhejiang and Fujian.

The business operation of the Company was carried out through its subsidiaries listed below. In 2011, the Company divested all its subsidiaries. The status of the subsidiaries as of the year end 2011 is given below.

Registered Name			%
(business is conducted under the registered names)	Domicile	Owner	held

Sancon Recycling Pty Ltd. (“Sancon AU” hereinafter)	Australia	Sancon	100
Status: The company was under administration and wound up by the directors.

Sancon Resources Recovery (Shanghai) Co., Ltd. (“Sancon SH” hereinafter)	Shanghai	Sancon	70
Status: The shareholding was sold to Mr. Jack Chen on October 31, 2011.

Crossover Solutions Inc. (“CS” hereinafter)	British Virgin Island	Sancon	100
Status: The shareholding was sold to Mr. Jack Chen on October 31, 2011.

Sheng Rong Environment Protection Technology Co., Ltd. (“Shanghai Sheng Rong” hereinafter)	Shanghai	Sancon SH	52
Status: The company was owned by Sancon SH which was sold to Mr. Jack Chen on October 31, 2011.

On September 30, 2011, Sancon entered into a Stock Sale and Purchase Agreement to transfer its 70% controlling interest in Sancon Resources Recovery (Shanghai) Co., Ltd. and 100% interest of its associated company Crossover Solutions, Inc to Mr. Jack Chen, the Company’s Chief Executive Officer and Director.

Under the terms of the Agreement, the purchase price was to be settled upon closing of the transaction by returning to the Company a total of 10,100,000 common shares, representing 44% of the total issued and outstanding shares of Sancon. As of October 31, 2011, a total of 10,100,000 shares of Sancon had been received and subsequently cancelled by the Company.

Our Strategy

The household and commercial waste management service is dominated by Chinese state owned companies operating in various municipalities. The waste recovery (aka, resources recovery) sector however is a highly fragmented business with hundreds of thousands of privately run companies mainly focusing on the collection and reprocessing of waste material of high resale value such as paper, cardboard, glass, metal, plastics , etc. These waste materials are collected from production and commercial operations. Due to the highly fragmented nature, these companies are typically lacking in scale, collection coverage, equipments, customers, and expansion capital, and most of them are sole proprietor operated businesses. We originally believed that these factors present opportunities for a professionally managed company such as Sancon. However, after operating in this business for several years, we discovered that competition is more severe than we had expected. This led us to divest all our operating subsidiaries in 2011. The Company currently has no active business activity.

The current strategy of Sancon is to look for acquisition and merger opportunities in growth industries in Asia.

Intellectual Property

None.

Employees

As of December 31, 2011, the Company had no employees as all the subsidiaries have been disposed of during the year.

Factors That May Affect Future Results

The Company’s ability to execute its business strategy and to sustain its operations depends upon its ability to maintain or procure capital. There can be no absolute assurance the necessary amount of capital will continue to be available to the Company on favorable terms, or at all. The Company’s inability to obtain sufficient capital would limit the Company’s ability to: (i) acquire new business and (ii) fund its working capital needs. The Company’s access to capital may have a material adverse effect on the Company’s business, financial condition and/or results of operations.

There can be no absolute assurance the Company will be able to effectively manage its existing or the possible future expansion of its operations, or the Company’s systems, procedures or controls will be adequate to support the Company’s operations. Consequently, the Company’s business, financial condition and/or results of operations could be possibly and adversely affected.

The Company does not foresee changes in tax laws for the jurisdictions in which the Company operates. There can be no absolute assurance that changes will not occur, and therefore no absolute assurance such changes will not materially and adversely affect the Company’s business, financial condition and results of operations.

As a public company, Sancon is subject to certain regulatory requirements including, but not limited to, compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX404”). Such compliance results in significant additional costs to the Company by increased audit and consulting fees, and the time required by management to address the regulations.

ITEM 1A.	RISK FACTORS

This information is not required of smaller reporting companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES

The Company does not own or have any leased property as of December 31, 2011.

ITEM 3.	LEGAL PROCEEDINGS

The company was involved in the following litigations:

Dragon Wings Communications Limited (“Dragon Wings”), a Hong Kong corporation and Wong Yee Tat, an individual, are the first and second plaintiff. They filed a complaint on July 25, 2008 in the District Court of the Hong Kong special Administrative Region, Civil Action No. 3251, against the first defendant, Fintel Group Limited for breach of contract. The Company was the second defendant because plaintiff claimed that Fintel Group Limited is a wholly owned subsidiary of the Company. Under the writ, the plaintiff claimed that pursuant to a written stock purchase agreement, the first defendant shall purchase the first plaintiff’s common stock by common shares of Financial Telecom Limited (USA) inc. (replaced by shares of MKA Capital Inc. from June 2006) or pay to the plaintiff cash of $94,172 in lieu of the shares. Together with the accrued interest and cost of litigation, the total amount claimed by the plaintiffs was $104,966. The court adjudged that the first defendant do pay the plaintiffs damages on September 08, 2008 and also adjudged that the second defendant do pay the plaintiffs damages on December 10, 2008. The Company denied all allegations in the complaint.

On November 19, 2010, an involuntary bankruptcy petition was filed against the Company in the United States Bankruptcy Court for Nevada, Case No. 10-54572-gwz. The petitioner was Dragon Wings and the amount of the claim was $149,015 (“the Claim”). The Company retained a Nevada law firm to oppose the involuntary petition.

On December 5, 2012, a Settlement Agreement was signed between the Company and Dragon Wings in which:

(i)	Dragon Wings agreed to completely release and to forever discharge Sancon of and from any and all past, present or future claims, demands, obligations, actions, rights, damages, costs, expenses and compensation which Dragon Wings had, or which accrued in connection to the Claim.
(ii)	In consideration of the release set forth above, Sancon agreed to issue to Dragon Wings 6.0 million of its common shares without cost and option to subscribe to 6.0 million of its common shares at $0.01 per share within 5 years from the date of the Settlement Agreement.

Per the Settlement Agreement, the Company issued to Dragon Wings 6.0 million common shares on January 4, 2013. The Company has not received any notice from Dragon Wings on the exercise of the option to acquire new shares of the Company. The Company believes that it has fulfilled all the other terms and conditions as stipulated in the Settlement Agreement which is included in this report as Exhibit 10.12.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during fiscal year 2011.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	Fiscal 2011		Fiscal 2010
Quarter	$ High Closing Price	$ Low Closing Price	$ High Closing Price	$ Low Closing Price

First	0.28	0.21	0.48	0.31
Second	0.23	0.10	0.42	0.28
Third	0.14	0.06	0.37	0.28
Fourth	0.09	0.01	0.39	0.24

Holders of the Company’s Stock

The Company has issued common stock only. On December 31, 2011, the total number of holders of record as according to our transfer agent was approximately 491.

Dividends

We did not pay any cash dividends on our common stock for fiscal year ended on December 31, 2011.

Unregistered Sales of Equity Securities

date	type	amount	person	consideration	transaction

1-Feb-06	common share	11,283	R. Gorthuis	$14,668	Compensation
1-Feb-06	common share	4,003	R. Yan	$4,166	Compensation
1-Feb-06	common share	3,753	TWC Corporation Services Limited	$3,642	Settlement of debts
1-Feb-06	common share	9,685	Bok, Wai Kee	$9,398	Settlement of debts
1-Feb-06	common share	1,028	Ng, Yu Yan Betty	$998	Settlement of debts
10-Feb-06	common share	54,539	Mr. Lu Zhao Hui	$68,174	Increase investment holdings
10-Feb-06	common share	61,846	Mr. Song Lin	$77,308	Increase investment holdings
25-May-06	common share	-54,539	Mr. Lu Zhao Hui	($68,174)	Decrease investment holdings
25-May-06	common share	-61,846	Mr. Song Lin	($77,308)	Decrease investment holdings
25-May-06	common share	13,110	R. Gorthuis	$12,668	Compensation
25-May-06	common share	8,623	R. Yan	$8,332	Compensation
27-Nov-06	common share	250,000	Bear Creek Capital	$27,500	Consulting fee
23-Jan-07	common share	250,000	Bear Creek Capital	$88,500	Consulting fee
10-Mar-08	common share	1,148,572	Fintel Group Limited	$402,000	Increase investment holdings
10-Mar-08	common share	300,000	Lyons Capital LLC	$156,000	Consulting fee
21-Apr-08	common share	-148,572	Fintel Group Limited	($52,000)	Decrease investment holdings
1-Aug-08	common share	50,000	Mr. Xia Chen	$7,500	Consulting fee
1-Aug-08	common share	250,000	Mr. Jack Chen	$37,500	Compensation
1-Aug-08	common share	300,000	CEOcast, Inc	$72,000	Consulting fee
30-Sep-08	common share	300,000	CEOcast, Inc	$72,000	Consulting fee
13-Apr-09	common share	350,000	Mr. Jack Chen	$52,500	Compensation
31-Oct-11	common share	-8,100,000	Mr. Jack Chen	($2,835,000)	Settlement of payables
31-Oct-11	common share	-2,000,000	Mr. Chen Guanliang	($700,000)	Settlement of payables

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

Cancellation of Securities

During the year ended December 31, 2011, the Company had cancelled 10,100,000 common shares and the outstanding share issued is 12,864,996 (2010: 22,964,996).

ITEM 6.	SELECTED FINANCIAL DATA

This information is not required of smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

You should read this MD&A in conjunction with the Consolidated Financial Statements and Related Notes in Item 8.

Overview

Sancon Resources Recovery, Inc. was an industrial waste recycling company with operations based in Australia and China. Sancon exported more than 4,000 tons of recycled industrial waste material annually to its processing partners and manufacturers in China. Sancon’s main operations and services included industrial waste management consulting, collection and reprocess of recyclable materials such as glass, plastic, cardboard, and paper before its re-entry into manufacture cycles as raw materials. The use of recycled material is both environmentally friendly and is a key part of the competitive manufacturing process to lower costs. Chinese manufacturers are increasingly turning to recycled materials to lower costs. The major customers for Sancon were Chinese manufacturers and recycled material traders such as Pernod Ricard, Hing Yang Hong, which are located mainly in the Chinese provinces of Shanghai, Guangdong, Zhejiang and Fujian.

The business operation of the Company was carried out through its subsidiaries. In 2011, the Company divested all its subsidiaries. The Company currently has no active business activities.

Plan of Operation

The Company is actively looking for acquisition and merger opportunities in growth industries in Asia.

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

Revenue Recognition

In accordance with generally accepted accounting principles (“GAAP”) in the United States, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collection of the resulting receivable is reasonably assured. Noted below are brief descriptions of the product or service revenues that the Company recognizes in the financial statements contained herein.

The Company was organized into two businesses: material recycling and waste management service. Their revenue recognition is as follows:

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

The Company operated in several countries. As a result, we were subject to numerous domestic and foreign tax jurisdictions and tax agreements and treaties among the various taxing authorities. Our operations in these jurisdictions were taxed on various bases: income before taxes, deemed profits and withholding taxes based on revenue. The calculation of our tax liabilities involved consideration of uncertainties in the application and interpretation of complex tax regulations in a multitude of jurisdictions across our global operations.

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

In 2010, the Company issued 900,000 shares of stock options to directors and accrued $218,751 of related expenses.

As of December 31, 2011, the Company had no stock options outstanding.

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

Results of Operations

Two Years Ended December 31, 2011 and 2010

Revenue

Revenue was generated by service charges and the sale of recyclable materials. In 2011, the Company had no revenues as compared to $13,039,832 in 2010.

Cost of revenue

Cost of revenue was the direct cost for sale of the recycling materials. There was no cost of revenue in 2011 as compared to $6,915,560 for the year ended December 31, 2010.

Gross profit

The gross profit for the year ended December 31, 2011 was nil as compared to $6,124,272 for the year ended December 31, 2010.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased to $349,396 for the year ended December 31, 2011, from $3,918,884 for the year ended December 31, 2010, a decrease of $3,569,488 or 91%.

Depreciation Expense

No depreciation expense was recorded in 2011 as compare to $245,759 for the year 2010 due to the disposal of one of its subsidiaries, Sancon Recycling Pty. Limited in September 2011.

Other Income (Expense)

For the year ended December 31, 2011, the Company recorded other income of $1,038,962 compared to $29,393 for the year ended December 31, 2010. The increase in other income is $1,009,569 or 3,435% during the period. This was mainly because of the profit derived from the disposal of its subsidiaries.

Income Tax

No income tax was provided for the year ended December 31, 2011. The income tax was $124,838 for the year ended December 31, 2010.

Non-Controlling interest in subsidiary

On August 15, 2007, the Company completed the acquisition of 70% of the equity interest in Sancon Resources Recovery (Shanghai) Co., Ltd by exercising its option to convert $200,000 of convertible promissory note. On May 26, 2010, Sancon Shanghai invested an additional RMB1, 000,000 or $151,700 in Shanghai Sheng Rong. Previously, Sancon SH had invested $44,010 (RMB 300,000) in return for a 20% equity interest. After the completion of this transaction, Sancon SH held 52% of the equity interest in Shanghai Sheng Rong. Net loss of $0 and $19,756 was attributable to Non-Controlling interest for the year ended December 31, 2011 and 2010 respectively.

Net loss/income

The net loss for the year ended December 31, 2011 was $6,572,908, compared to the net income of $1,899,566 in 2010, a decrease of $8,472,474 or 446%. The decrease was mainly due to the significant decrease of net income in the waste service business of $2,565,522. The decrease of net loss in the material recycling business was $172,080.

Liquidity and Capital Resources

As shown in the accompanying financial statements, the Company had an accumulated loss of $809,632 as of December 31, 2011 compares to the accumulated profit of $5,361,208 for the year ended December 31, 2010. There was a working capital deficit of $205,067 on December 31, 2011. The working capital of the Company was $5,611,049 on December 31, 2010. The decrease of $5,816,116 was mainly due to the decrease of $6,013,889 in cash and cash equivalents.

Our ability to continue as a going concern depends on the successful execution of our business plan to maintain the current profitability of the company as a whole.

Operating Activities

The net cash provided by operating activities decreased by $8,067,326 for the year ended December 31, 2011 to -$5,963,053 as compared to $2,104,273 for the year ended December 31, 2010.

Investing Activities

No net cash was provided by investing activities for the year ended December 31, 2011 compared to $46,993 for the year 2010. For the year ended December 31, 2010, the cash used in purchase of property and equipment was $89,428. The Company did not purchase any property or equipment in 2011.

Financing Activities

Net cash used in financing activities amounted to -$10,100 for the year ended December 31, 2011 compared to $208,997 for the year 2010, a decrease of $219,097 or 105%.

The Company financed its growth by utilizing cash reserves and loans from directors. Loans from directors were unsecured, and deferred payment term and without interest bearing. The Company’s primary use of funds was for the purchase of equipment for operation expansion and working capital.

Inflation

In the opinion of management, inflation has not had a material effect on the Company’s financial condition or results of its operations

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is not required of smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements are attached hereto following beginning on Page F-1.

SANCON RESOURCES RECOVERY, INC.

FINANCIAL STATEMENT

FOR THE YEAR ENDED

DECEMBER 31, 2011

FINANCIAL STATEMENTS

14

SANCON RESOURCES RECOVERY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of

Sancon Resources Recovery, Inc.

We have audited the accompanying consolidated balance sheet of Sancon Resources Recovery, Inc. (the Company”) and its subsidiaries as of December 31, 2011 and the related consolidated statement of income, stockholders’ equity and cash flows for the year ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

Except as explained is the following paragraph, we conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The consolidated financial statements have been prepared based on the accounting books and records maintained by the Group. However, the Company has been unable to obtain the complete set of accounting books and records in respect of certain of the Company’s subsidiaries for the period ended October, 2011, the date of disposal of these subsidiaries.

The group has disposed of a number of subsidiaries during the year and a gain on disposal of these subsidiaries amounted to approximately $1,038,962 was recognized in the consolidated statement of income for the year ended December 31, 2011. We were unable to obtain sufficient appropriate audit evidence to satisfy ourselves as to the accuracy of the balance sheets at the disposal date and of the results from 1 January 2011 to date of disposal of the subsidiaries being disposed of, and whether the amount of gain on disposal of subsidiaries had been accurately recorded in the consolidation income statement. Any adjustment to the figures might have consequential effect on the results for the year.

As the limitation mentioned above, we are unable to, and do not, express an opinion on the accompanying financial statements and supplemental schedules as of or for the year ended December 31, 2011.

Dominic. K.F. Chan & Co.,
Certified Public Accountants
Hong Kong, China
September 12, 2012

SANCON RESOURCES RECOVERY, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2011 AND 2010

(United States dollars, except number of shares, per share data and unless otherwise stated)

	As at
	December 31, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$-	$6,013,889
Trade receivables, net	-	1,503,849
Inventory	-	61,286
Deferred tax asset	-	37,617
Other current assets	-	301,234
Advance and prepayment	-	82,021
Held to maturity securities	-	129,489
Total current assets	-	8,129,385

Property, plant & equipment, net	-	1,190,106
Security deposit	-	11,179
Long term deferred expenses	-	13,448
Total assets	$-	$9,344,118

Liabilities and Stockholders’ Equity

Liabilities
Current liabilities
Trade payables	$-	$922,626
Capital lease - current	-	24,807
Tax payables	-	304,613
Due to related parties	-	697,030
Loan Payable - current	-	29,224
Accrued expenses and other payables	205,067	540,036
Total current liability	205,067	2,518,336

Long term liability
Loan payable	-	28,805
Total liability	205,067	2,547,141

SANCON RESOURCES RECOVERY, INC.

CONSOLIDATED BALANCE SHEETS (Continued)

AS OF DECEMBER 31, 2011 AND 2010

(United States dollars, except number of shares, per share data and unless otherwise stated)

	As at
	December 31, 2011	December 31, 2010

Stockholders’ equity
Share capital authorized: 500,000,000 common shares, par value $0.001 per share issued and outstanding: 12,864,996 shares as of December 31, 2011 (2010: 22,964,996)	12,865	22,965
Additional paid-in capital	685,300	1,079,200
Deferred Compensation	(93,600)	(109,200)
Other comprehensive income	-	86,098
Retained earnings	(809,632)	5,361,208
Total	(205,067)	6,440,271
Non-controlling interest	-	356,706
Total stockholders’ (deficit)/equity	(205,067)	6,796,977
Total liabilities & stockholders’ equity	$-	$9,344,118

The accompanying notes are an integral part of these audited consolidated financial statements

SANCON RESOURCES RECOVERY, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEAR ENDED DECEMBER 31, 2011 AND 2010

(United States dollars, except number of shares, per share data and unless otherwise stated)

	For the years ended December 31,
	2011	2010

Net sales	$-	$13,039,832
Cost of sales	-	6,915,560
Gross profit	-	6,124,272

Operating Expenses
Depreciation	-	190,621
Selling, general and administrative	349,396	3,918,884
Total operating expenses	349,396	4,109,505
Operating (loss) / income	(349,396)	2,014,767

Other income (expense)
Other income, net	-	31,317
Investment loss prior to acquisition	-	163,306
Profit / (loss) on disposal of subsidiary	1,038,962	(7,296)
Loss on acquisition	-	(157,847)
Interest income (expense), net	-	(87)
Total other income	1,038,962	29,393

Income from continued operations before income taxes	689,566	2,044,160

Income taxes	-	(124,838)

Profit from continued operations	689,566	1,919,322
Loss from discontinued operation	(7,262,474)	-

Net loss attributed to non-controlling interest	-	(19,756)

Net (loss) / income	(6,572,908)	1,899,566

SANCON RESOURCES RECOVERY, INC.

CONSOLIDATED STATEMENTS OF INCOME(Continued)

FOR THE YEAR ENDED DECEMBER 31, 2011 AND 2010

(United States dollars, except number of shares, per share data and unless otherwise stated)

	For the years ended December 31,
	2011	2010
Other comprehensive item:
Foreign currency translation (loss) / gain	(40,736)	14,457

Net comprehensive (loss) / income	$(6,613,644)	$1,914,023

Earnings per share:
Basic earnings per share - continued operations	$0.03	$0.08
Basic loss per share - discontinued operations	(0.34)	-
Basic weighted average shares outstanding	21,277,051	22,964,996
Diluted earnings per share - continued operations	$0.03	$0.08
Diluted loss per share - discontinued operations	(0.34)	-
Diluted weighted average shares outstanding	21,277,051	23,019,968

The accompanying notes are an integral part of these audited consolidated financial statements

SANCON RESOURCES RECOVERY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(United States dollars, except number of shares, per share data and unless otherwise stated)

	Common Shares	Common Stock	Additional Paid in Capital	Non-controlling Interest	Deferred Compensation	Other Comprehensive Income	Retained Earnings	Total

Balance as of December 31, 2009	22,964,996	$22,965	$860,449	$158,583	$(124,800)	$71,641	$3,461,642	$4,450,480

Issuance of common shares					15,600			15,600

Amortization of deferred compensation			218,751					218,751

Foreign currency translation						14,457		14,457

Noncontrolling stockholders’ interest				19,756				19,756

Acquisition of noncontrolling stockholders’ interest				178,367				178,367

Net income for the year							1,899,566	1,899,566

Balance as of December 31, 2010	22,964,996	22,965	1,079,200	356,706	(109,200)	86,098	5,361,208	6,796,977

Amortization of deferred compensation					15,600			15,600

Cancellation of shares as consideration for disposal of subsidiaries	(10,100,000)	(10,100)	(393,900)	(356,706)		(45,362)	402,068	(404,000)

Foreign currency translation						(40,736)		(40,736)

Net income for the year							(6,572,908)	(6,572,908)

Balance as of December 31, 2011	12,864,996	$12,865	$685,300	$-	$(93,600)	$-	$(809,632)	(205,067)

The accompanying notes are an integral part of these audited consolidated financial statements

SANCON RESOURCES RECOVERY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2011 AND 2010

(United States dollars, except number of shares, per share data and unless otherwise stated)

	For the years ended December 31,
	2011	2010

Cash Flows from Operating Activities
Net (loss) / income	$(6,572,908)	$1,899,566
Adjustments to reconcile net income to net cash flows provided by operating activities:
Non-controlling interest	-	19,756
Bad debt written off	11,503	-
Gain on disposal of subsidiaries	(1,038,962)	-
Depreciation	-	245,759
Investment income prior to acquisition	-	(163,306)
Gain on acquisition	-	157,847
Gain on disposal of property and equipment	-	8,216
Amortization of deferred compensation	15,600	15,600
Options grant for compensation	-	218,751
Changes in current assets and liabilities, net of business acquisition:
(Increase) in trade receivables	-	(515,176)
(Increase) in inventory	-	(45,273)
Decrease in advance to suppliers	-	23,685
(Increase) in other current assets	-	(43,307)
Increase (decrease) in tax payable	-	206,834
(Decrease) increase in trade payable	(47,905)	(49,073)
Increase in other current liabilities	(235,120)	124,394
Net cash (used in) / provided by continued operations	(7,867,792)	2,104,273
Net cash used in discontinued operations	1,904,739	-
Net cash provided by operating activities	(5,963,053)	2,104,273

Cash Flows from Investing Activities
Proceeds from security investments	-	129,504
Purchase of property and equipment	-	(89,428)
Investment in Shengrong	-	(151,700)
Cash acquired	-	158,617
Net cash provided by (used in) continued operations	-	46,993
Net cash provided by discontinued operations	-	-
Net cash provided by (used in) investing activities	-	46,993

SANCON RESOURCES RECOVERY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE YEAR ENDED DECEMBER 31, 2011 AND 2010

(United States dollars, except number of shares, per share data and unless otherwise stated)

	For the years ended December 31,
	2011	2010

Cash Flows from Financing Activities
Shareholder loans	-	221,914
Cancellation of shares	(10,100)	-
Payment of mortgage loan	-	(12,917)
Net cash (used in) / provided by continued operations	(10,100)	208,997
Net cash used in discontinued operations	-	-
Net cash flows provided by (used in) financing activities	(10,100)	208,997

Effect of exchange rate changes on cash	(40,736)	(50,089)

Net increase in cash & cash equivalents	(6,013,889)	2,310,173

Cash & cash equivalent at start of period	6,013,889	3,703,716
Cash & cash equivalent at end of period	$-	$6,013,889

Supplemental information for cash flow information
Cash paid for interest	$-	$12,242
Cash paid for income taxes	$-	$124,838

The accompanying notes are an integral part of these audited consolidated financial statements

SANCON RESOURCES RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(United States dollars, except number of shares, per share data and unless otherwise stated)

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

Sancon Resources Recovery, Inc. (“Sancon”, or “the Company”, or “we”, or “us”) is registered in Nevada. Sancon Resources Recovery, Inc. is an environmental service and waste management company that operates recycling facilities in China and Australia. Sancon specializes in the collection and recovery of industrial and commercial solid wastes such as plastic, paper, cardboard, and glass.

On April 1, 2011, the Company approved an infusion of equity into Sancon Resources Recovery (Shanghai) Co., Ltd. (“Sancon SH”) for a total of $2,000,000, of which Sancon invested $1,400,000 to Sancon SH and the minority shareholder invested $600,000.

On September 15, 2011, one of the subsidiaries, Sancon Recycling Pty. Limited, applied for liquidation.

On October 31, 2011, the Company disposed of its subsidiaries Crossover Solution Inc. and Sancon Resources Recovery (Shanghai) Co., Ltd at a consideration of $404,000.

NOTE 2. PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include all of the accounts of the Company and all of the subsidiaries under its control, which include Sancon Recycling Pty Ltd., Sancon SH (70%), Shanghai Sheng Rong (52% owned by Sancon SH) and CS as of and for the period ended October 31, 2011. While the historical results for the year ended December 31, 2010 included Sancon Recycling Pty Ltd., Sancon SH (70%) and CS. All material inter-company balances and transactions have been eliminated in consolidation.

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

ALLOWANCE FOR BAD DEBTS

The Company presents accounts receivable at the net of allowances for doubtful accounts. The allowances are calculated based on detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting the Company’s customer base. The Company reviews a customer’s credit history before extending credit. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. No provision for doubtful accounts has been made in these financial statements, as the accounts are considered collectible in full. As at December 31, 2011 and 2010, there was no allowance for bad debt.

SANCON RESOURCES RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(United States dollars, except number of shares, per share data and unless otherwise stated)

HELD TO MATURITY SECURITIES

Company classifies investment in marketable securities as ‘Held to Maturity’ in accordance with SFAS 115(ASC 320). Non temporary decline in the fair value of securities is charged to earnings while unrealized gains or losses are not recognized as at December 31, 2011 and 2010. As of December 31, 2011 and 2010, the investment in securities amounted to $nil and $129,489.

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

SANCON RESOURCES RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(United States dollars, except number of shares, per share data and unless otherwise stated)

Translation gains and losses resulting from fluctuations in exchange rates are recorded as a separate component of other comprehensive income within stockholders’ equity as cumulative translation adjustments. Gains and losses resulting from foreign currency transactions are included in results of operations. Foreign currency translation adjustments for the years ended December 31, 2011 and 2010 amounted to $(40,736) and $15,964.

REVENUE RECOGNITION

The Company’s revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104 (ASC 605). Sales revenue is recognized when the significant risks and rewards of the ownership of goods have been transferred to the buyers. No revenue is recognized if there are significant uncertainties regarding the recovery of the consideration due, the possible return of goods, or when the amount of revenue and the costs incurred or to be incurred in respect of the transaction cannot be measured reliably.

The revenue recognition is as follows:

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

On October 31, 2011, the Company disposed of its operating subsidiaries and became dormant afterwards.

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

SANCON RESOURCES RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(United States dollars, except number of shares, per share data and unless otherwise stated)

STOCK BASED COMPENSATION

As of December 31, 2011, the Company did not issue any stock options. For the year 2010, the Company issued 900,000 shares of stock options to directors and accrued $218,751 of related expenses

BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated using net earnings (the numerator) divided by the weighted-average number of shares outstanding (the denominator) during the reporting period. Diluted EPS includes the effect from potentially dilutive securities. Diluted EPS is equal to basic EPS for all periods presented, as the Company has no potentially dilutive securities.

STATEMENT OF CASH FLOWS

Cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

SEGMENT REPORTING

The Company discloses segment information utilizing the “management approach” model including information related to products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance.

RECLASSIFICATIONS

Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year.

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

SANCON RESOURCES RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(United States dollars, except number of shares, per share data and unless otherwise stated)

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

SANCON RESOURCES RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(United States dollars, except number of shares, per share data and unless otherwise stated)

NOTE 4. CONCENTRATIONS

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

SANCON RESOURCES RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(United States dollars, except number of shares, per share data and unless otherwise stated)

NOTE 5. PROPERTIES AND EQUIPMENT

Property, plant and equipment are stated at cost, less accumulated depreciation and any impairment in value. The carrying values are reviewed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Impairment losses are recognized in the income statement.

As of December 31, 2011, the Company does not have any property and equipment since the Company had disposed of its subsidiaries during the year.

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

SANCON RESOURCES RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(United States dollars, except number of shares, per share data and unless otherwise stated)

NOTE 6. RELATED PARTY TRANSACTIONS

Net amounts due from / (to) related parties are as follows:

	December 31, 2011	December 31, 2010
Former CEO and major shareholder	$-	$(53,108)
Independent Director	-	(5,021)
Current CEO	-	(638,901)
	$-	$(697,030)

NOTE 7. SEGMENT REPORTING

During the years ended December 31, 2011 and 2010, the Company is organized into two business segments: (1) material recycling, (2) waste service. The following table presents a summary of operating information and certain year-end balance sheet information for the years ended December 31, 2011 and 2010:

	For the year ended December 31,
	2011	2010
Revenues from various areas:
Material Recycling	$1,788,414	$2,759,482
Waste Service	8,416,361	10,280,350
Consolidated	$10,204,775	$13,039,832

Net income (loss):
Material Recycling	$(83,934)	$(172,080)
Waste Service	(9,532,946)	2,565,522
Un-allocted	3,775,980	(493,876)
Consolidated	$(5,840,900)	$1,899,566

Identifiable assets:
Material Recycling	$-	$833,326
Waste Service	-	8,509,206
Un-allocted	-	1,586
Consolidated	$-	$9,344,118

SANCON RESOURCES RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(United States dollars, except number of shares, per share data and unless otherwise stated)

NOTE 8. STOCKHOLDER’S EQUITY

Share based compensation

On October 15, 2007, the Company entered into a ten year service agreement with Lyons Capital LLC. In connection with this agreement, Lyons Capital LLC will receive 300,000 shares of Restricted, RULE 144 Stock, for services rendered or to be rendered in the future. The Company issued shares on March 10, 2008 and recorded at the fair market value of $156,000. This amount will be amortized over a period of ten years from January 01, 2008. For the year ended December 31, 2011, the Company recorded $15,600 in consulting expense. The unamortized amount of $93,600 is included under deferred compensation as at December 31, 2011.

On January 01, 2008, the Company entered in a four years employment agreement with Mr. Jack Chen, current CEO. In connection with this agreement, Mr. Jack Chen will receive corporate salary of $90,000 per year that paid in stock. On August 01, 2008 and April 13, 2009, the Company issued 250,000 shares and 350,000 shares of Restricted, RULE 144 Stock to Mr. Jack Chen. The shares recorded at the fair market value of $37,500 and $52,500 respectively. As of the December 31, 2011, the Company recorded $150,000 in due to related parties. This is a stock subscription liability.

On January 01, 2010, the Company entered in a two year employment agreement with Mr. David Chen, former CEO and major shareholder, which prescribes the issuance of stock in lieu of salary. As of the December 31, 2011, the Company recorded $42,000 in due to related parties. This is a stock subscription liability.

Ordinary share

During the year ended December 31, 2011, the Company had cancelled 10,100,000 ordinary shares and the outstanding share issued is 12,864,996 (2010: 22,964,996).

Stock Options

The stock option scheme was canceled during the year.

The following summary presents the options granted, exercised, expired and outstanding at December 31, 2011:

Options Outstanding
Outstanding, December 31, 2010
Granted	900,000
Forfeited/Cancelled	(900,000)
Exercised	-
Outstanding, December 31, 2011	-

For the year ended December 31, 2011 and 2010, the Company recognized approximately $nil and $218,751, respectively, as compensation expenses for its stock option plan.

SANCON RESOURCES RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(United States dollars, except number of shares, per share data and unless otherwise stated)

NOTE 9. INCOME TAXES

The Company is registered in the State of Nevada and has operations in primarily four tax jurisdictions – the Australia, China, British Virgin Island and the United States. For certain operations in the United States of America, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses from its US public shell as of December 31, 2011 and December 31, 2010. No valuation allowance is recorded against the deferred tax asset as at December 31, 2011 and 2010 under this entity.

The components of income before income taxes and non-controlling interest are as follows:

	2011	2010
Income (loss) subject to Australia	$(83,934)	$(161,457)
Income subject to China	(34,261)	200,397
Loss subject to United States	(365,733)	(493,876)
Income subject to British Virgin Island	(7,144,279)	2,499,096
Net income before income tax and non-controlling interest	$(7,628,207)	$2,044,160

United States of America

As of December 31, 2011, the Company in the United States of America had approximately $7,741,152 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carry forwards in certain situations when changes occur in the stock ownership of a company. In the event the Company has a change in ownership, utilization of carry forwards could be restricted. The deferred tax assets for the United States entity at December 31, 2011 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the United States of America as of December 31, 2011 and 2010.

	2011	2010
Net Operating Loss Carry forwards	$7,741,152	$5,386,746

Total Deferred Tax Assets	2,631,992	1,831,494
Less: Valuation Allowance	(2,631,992)	(1,831,494)
Net Deferred Tax Assets	$-	$-

SANCON RESOURCES RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(United States dollars, except number of shares, per share data and unless otherwise stated)

China

As of December 31, 2011 and 2010, the Company’s China subsidiary had accumulated profit of $600,505 and $573,142 respectively. The loss before income tax and non-controlling interest for the PRC companies was $13,929 during the years ended December 31, 2011. Pursuant to Chinese income tax laws, the Company has made income tax provision of $20,332 and $114,215 for the years ended December 31, 2011 and 2010.

British Virgin Island

The Company’s British Virgin Island subsidiary had net (loss) / profit of $(7,989,209) and $2,499,097 for the years ended December 31, 2011 and 2010. There is no income tax levied in British Virgin Island.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	2011	2010
Tax expense (credit) at statutory rate-federal	(34)%	(34)%
State tax expense (credit) net of federal tax	(6)%	(6)%
Valuation allowance	40%	40%
Foreign income tax:
British Virgin Island	-	-
Australia	30%	30%
Hong Kong	-	-%
China	25%	25%
Valuation allowance	56.67%	(61.17)%
Effective tax rate	1.67%	6.17%

As of December 31, 2011, the Company does not have any unrecognized tax benefits and no corresponding interest or penalties. The Company’s policy is to record interest and penalties as income tax expense.

SANCON RESOURCES RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(United States dollars, except number of shares, per share data and unless otherwise stated)

NOTE 10. DISPOSAL OF SUBSIDIARIES

On September 15, 2011, one of its subsidiaries, Sancon Recycling Pty. Limited, was under administration and wound up by the director.

On October 31, 2011 The Company entered into an agreement with Mr. Jack Chen for selling the 70% interest of Sancon Resources Recovery (Shanghai) Co. Limited and 100% interests in Crossover Solutions, Inc. with the consideration US$ 3,535,000.

NOTE 11. MAJOR CUSTOMERS AND VENDORS

Our top customer provided approximately 61% of net sales for the 10 months period ended October 31, 2011 (date of disposal of the operating subsidiaries).

Our two major vendors provided approximately 25% of total purchases for the 10 months period ended October 31, 2011 (date of disposal of the operating subsidiaries).

NOTE 12. HELD TO MATURITY SECURITIES

As of December 31, 2011 and December 31, 2010, the investment in securities amounted to $nil and $129,489.

NOTE 13. SUBSEQUENT EVENTS

On May 21, 2012, Mr. David Chen, (Director and non-executive Chairman), Mr. Jack Chen (Director and CEO), Mr. Yiu Lo Chung (Independent Director) and Mr. Cong Yuanli (Independent Director) have resigned. Mr. Stephen Tang and Mr. Francis Bok are elected as Directors of the Company.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We engaged Dominic K.F. Chan & Co. as our new independent accountant on August 20, 2012. The decision to engage Dominic K.F. Chan & Co. was recommended and approved by the Company’s Board of Directors.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Managements’ Annual Report on Internal Control over Financial Reporting

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

Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011 based on criteria established under the COSO framework, an integrated framework for evaluation of internal controls issued to identify the risks and control objectives related to the evaluation of the control environment by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation described above, management has concluded that our internal control over financial reporting was not effective as of December 31, 2011. We have limited resources and we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow we will hire skilled professionals that will enable us to implement adequate segregation of duties within the internal control framework.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the last fiscal quarter or the fourth fiscal quarter for the year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Item a. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item b. Changes in Securities and Use of Proceeds

On September 30, 2011, Sancon entered into a Stock Sale and Purchase Agreement to transfer its 70% controlling interest in Sancon Resources Recovery (Shanghai) Co., Ltd. and 100% interest of its associated company Crossover Solutions, Inc to Mr. Jack Chen, the Company’s Chief Executive Officer and Director.

Under the terms of the Agreement, the purchase price was to be settled upon closing of the transaction by returning to the Company a total of 10,100,000 common shares, representing 44% of the total issued and outstanding shares of Sancon. As of October 31, 2011, a total of 10,100,000 shares of Sancon had been received and subsequently cancelled by the Company.

Item c. Defaults Upon Senior Securities

None.

Item d. Submission of Matters to a Vote of Security Holders

Matters for a vote of security holders were submitted to security holders in the Company’s Proxy Statement, filed upon December 6, 2005. The remainder of the information required by this item is incorporated by reference to the Company’s Proxy Statement.

Item e. Other Information

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification and Backgrounds of Directors and Officers

Name	Age	Principal Position	Appointment/Resignation date

Jack Chen	44	CEO, Director	November 29, 2002/May 21, 2012
David Chen	46	Non Executive Chairman	June 1, 2006/May 21, 2012
Cong Yuanli	63	Director	June 1, 2006/May 21, 2012
Maggie Zhang	34	Acting CFO	August 1, 2009/June 30, 2011
Stephen Tang	60	CEO, President, Director	May 21, 2012
Francis Bok	46	CFO, Director	May 21, 2012

Mr. Jack Chen, Chief Executive Officer & Director

Mr. Chen is currently the CEO of Sancon as well as the Managing Director of Sancon Recycling Pty Ltd, the wholly owned subsidiary of Sancon Resources Recovery, Inc. and a successful Australia based resources recycling company with presence in Australia and China. With more than eight years of solid industrial experiences in resources recovery sector in Australia and Asia, Mr. Chen is an expert in the collection, processing, trading and reuse of industrial waste materials. Previously, he worked in a management position for a multinational German plastics and chemicals company and later built a successful plastics trading business between Hong Kong and China.

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

Mr. David Chen, Non Executive Chairman of the Board

Mr. Chen served as the Non executive Chairman of the Board since June, 2006. Prior to that, Mr. Chen served as the CEO of MKA Capital, Inc. (formally Financial Telecom Limited (USA) Inc.) since its inception in 2004. He is the president and CEO of Shine Media Acquisition Corp. a blank check company listed on OTC Bulletin Board, since its inception in June 2005. He was the former CEO of Hartcourt Companies Inc from 2002 to 2004 (OTCBB: HRCT), a consolidator of IT distribution companies, and CEO of V2 Technology, a leading video conferencing technology company. Previously, Mr. Chen was the Marketing Director of Time Warner’s CNN Asia Pacific unit, Sales Director of Turner Broadcasting Systems Asia, and Managing Director of HelloAsia Inc. Mr. Chen holds a Bachelor of Economics degree from Monash University of Australia.

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

Mr. Stephen Tang, Chief Executive Officer, President & Director

Stephen Tang has served as a Director and Treasurer of Domain Extremes Inc since January 2006. Mr. Tang is the Chairman of Mega Pacific Capital, Inc., a finance and investment consulting firm since 2005. Since 2007, he has also served as the chief operating officer of Viasa Gem Fund Ltd., Pty, a private investment holding company. From 2003 to 2005, Mr. Tang was the director and Chairman of Financial Telecom (USA) Limited (later changed its name to MKA Capital, Inc. then Sancon Resources Recovery Inc). From April 2008 through March 2009, Mr. Tang served as a director of The Hartcourt Companies. Mr. Tang received his Bachelor degree in Business Administration from Hong Kong Baptist University in 1974 and his MBA from the Asian Institute of Management in Manila, Philippines, in 1976.

Mr. Francis Bok, Chief Financial Officer & Director

Francis Bok has served as the President and Chairman of Domain Extremes Inc. since January 2006. In addition, since June 2005, Mr. Bok also serves as chief executive officer of Beyond IVR Limited, an information technology company based in Hong Kong. During 2004, Mr. Bok served as the assistant manager for Kactus Limited, a Hong Kong based mobile content and applications provider. From 2002 until 2004, Mr. Bok was a Manager at Continuous Technologies International Limited in Hong Kong. Mr. Bok received his Bachelor in Mathematics in 1993 from the University of Waterloo, Canada, a Master of Science in 1997 from the University of Hong Kong, and an MBA in 2000 from the City University of Hong Kong.

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

ITEM 11.	EXECUTIVE COMPENSATION

Officers’ compensation

For the year ended 2010, our CEO was compensated $105,510 by cash and $90,000 by stock. The CEO was compensated $150,000 by stock for the year ended December 31, 2011.

For the year ended 2010, Our CEO and Director, Jack Chen, received an option to purchase 600,000 common stock of the Company as part of his compensation. The option was subsequently cancelled in 2011. There was no option issued to the officers in 2011.

Directors’ compensation

For the year ended 2010, our Director, Mr. David Chen, was compensated $42,000 that was paid in stock and an option to purchase 300,000 common stock of the Company. The option was subsequently cancelled in 2011. Mr. David Chen was compensated $42,000 by stock for the year ended December 31, 2011. There was no option issued to the directors in 2011.

Other Directors has not been compensated as of December 31, 2011.

Securities authorized for issuance under Equity Compensation Plans

Equity compensation plan information as of December 31, 2011

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:None	-	-	-
Equity compensation plans not approved by security holders:None	-	-	-
Total	-	-	-

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners

The following person is known to be the beneficial owner of more than 5% of the Company’s voting securities as of December 31, 2011:

Title of Class	Name and Address of Beneficial Owner	Number of Shares	Percent of Class(1)

Common Stock	Mr. Yiu Lo Chung Unit 1406A, Nanyang Plaza, No. 57, Hung To Road, Kwun Tong, Kowloon, Hong Kong	2,000,000	15.55%

Notes:

(1) Based on 12,864,996 issued and outstanding voting common stock as of December 31, 2011.

Security ownership of management

The following person is known to be the beneficial owner of the Company’s voting securities as of December 31, 2011:

Title of Class	Name and Address of Beneficial Owner	Number of Shares	Percent of Class(1)

Common Stock	Mr. Yiu Lo Chung Unit 1406A, Nanyang Plaza, No. 57, Hung To Road, Kwun Tong, Kowloon, Hong Kong	2,000,000	15.55%

Mr. Yiu Lo Chung was the independent director of the Company as of December 31, 2011.

Notes:

(1) Based on 12,864,996 issued and outstanding voting common stock as of December 31, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On September 30, 2011, Sancon entered into a Stock Sale and Purchase Agreement to transfer its 70% controlling interest in Sancon Resources Recovery (Shanghai) Co., Ltd. and 100% interest of its associated company Crossover Solutions, Inc to Mr. Jack Chen who was the Company’s Chief Executive Officer and Director at the time of the transaction.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the fiscal year ended December 31, 2011, our principal independent accountant was Dominic K.F. Chan & Co., the services of which were provided in the following categories and amount:

Audit Fees

Dominic K.F. Chan & Co. is our independent accountant from August 20, 2012. The aggregate fees billed by Dominic K.F. Chan & Co. for professional services rendered for the audit of our financial statements for the year ended December 31, 2011 were approximately $27,000.

Audit Related Fees

Other than the fees described under the caption “Audit Fees” above, Dominic K.F. Chan & Co. did not bill any fees for services rendered to us during fiscal year 2011 for assurance and related services in connection with the audit or review of our financial statements.

Tax Fees

There were no fees billed by Dominic K.F. Chan & Co. for professional services rendered during the fiscal year ended December 31, 2011 for tax compliance, tax advice, and tax planning.

All Other Fees

There were no fees billed by Dominic K.F. Chan & Co. for other professional services rendered during the fiscal year ended December 31, 2011.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following Exhibits are filed as part of this report.

Exhibit Number	Description of Document

3.1	Articles of Incorporation of Financial Telecom Limited (USA), Inc.
3.2	Amended and Restated Bylaws of Financial Telecom Limited (USA), Inc.
10.1	Agreement between Hong Kong Futures Exchange Limited and Financial Telecom Limited
10.2	Market Service Datafeed Agreement between Stock Exchange Information Services Limited and Financial Telecom Limited
10.3	Option agreement dated December 14, 2004 between Fintel Group Limited and shareholders of Shanghai Longterms Technology Limited.
10.4	Option agreement dated January 5, 2005 between Fintel Group Limited and shareholders of Beijing JCL Technology Commerce Limited.
10.5	Option agreement dated January 20, 2005 between Fintel Group Limited and shareholders of Shanghai Qianhou Computer Technology Limited.
10.6	Independent contractor agreement between Fintel Group Limited and Mr. Sam Chong Keen.
10.7	Independent contractor agreement between Fintel Group Limited and Info Media Company.
10.8	Independent contractor agreement between Fintel Group Limited and China Digital Distribution Limited.
10.9	Sales and purchase agreement dated March 25, 2005 between Fintel Group Limited and shareholders of Enjoy Media Holdings Limited
10.10	Sales and purchase agreement dated April 25, 2005 between Fintel Group Limited and shareholders of Beijing Genial Technology Co. Ltd.
10.11	Option agreement dated March 7, 2005 between Fintel Group Limited and shareholders of Beijing Sinoskyline technology Trading Co. Ltd.
10.12*	Settlement agreement dated December 5, 2011 between Sancon Resources Recovery, Inc. and Dragon Wings Communications Limited.
14.1	Code of Ethics
21.1*	Subsidiaries of the registrant
31.1*	Certification of President
31.2*	Certification of Director
32.1*	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated herein by reference to the registrant’s initial Registration Statement on Form 10-SB (File No. 000-50760) filed on May 13, 2004.
(2)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-KSB (File No. 000-50760) filed April 15, 2005.

(3)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-QSB (File No. 000-50760) filed May 6, 2005.
(4)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-QSB (File No. 000-50760) filed August 6, 2005.

(5)	Incorporated herein by reference to the registrant’s Current Report on Form 8K/A (File No. 000-50760) filed November 29, 2005.
(6)	Incorporated herein by reference to the registrant’s Current Report on Form 8K/A (File No. 000-50760) filed January 25, 2006.

(7)	Incorporated herein by reference to the registrant’s Proxy Statement (File No. 000-50760) filed December 6, 2005.
(8)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-KSB (File No. 000-50760) filed April 26, 2006.

* Filed herewith.

** In accordance with Regulation S-T, the XBRL related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith not “filed”.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of June, 2013.

SANCON RESOURCES RECOVERY, INC.

By:	/s/ Stephen Tang
Stephen Tang
President and Director
(Chief Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Stephen Tang	President; Director (Chief Executive Officer)	June 7, 2013
Stephen Tang
/s/ Francis Bok	Director (Chief Financial Officer)	June 7, 2013
Francis Bok

