Form 10-Q
period 2012-03-31
Sancon Resources Recovery, Inc.
filed 2016-01-21
CIK 1288195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended March 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

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

____________________________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2012: 12,864,996 shares of Common Stock, par value US $0.001

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

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

SANCON RESOURCES RECOVERY, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	As at March 31,	As at December 31,
	2012	2011
	$	$
ASSET
Asset	–	–
TOTAL ASSET	–	–

LIABILITY AND STOCKHOLDERS’ EQUITY
Liability
Current liability
Accrued expenses and other payables	206,067	205,067
Total current liability and total liability	206,067	205,067

Stockholders’ Equity
Share capital
Authorized: 500,000,000 common shares, par value $0.001 per share
Issued and outstanding: 12,864,996 shares as of March 31, 2012 and December 31, 2011	12,865	12,865
Additional paid-in capital	685,300	685,300
Deferred compensation	(93,600)	(93,600)
Retained earnings	(810,632)	(809,632)
Total stockholders’ equity	(206,067)	(205,067)
TOTAL LIABILITY AND STOCKHOLDERS’ EQUITY	–	–

The accompanying notes are an integral part of these unaudited condensed financial statements.

SANCON RESOURCES RECOVERY, INC.

CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

	For the three months periods ended March 31,
	2012	2011

Net Revenue	$–	$3,847,147
Cost of Revenue	–	2,472,944
Gross profit	–	1,374,203

Operating Expenses
Depreciation	–	43,280
Selling, General and Administrative	1,000	853,189
Total operating expenses	1,000	896,469
Operating (Loss) / Income	(1,000)	477,734

Other Expenses
Other Expense, net	–	(9,730)
Interest Expense, net	–	(376)
Total other expenses	–	(10,106)

(Loss) /Income from continued operations before income taxes and non-controlling interest	(1,000)	467,628

Income tax benefit	–	565

Net loss attributed to non-controlling interest	–	(20,490)

Net (loss) / income	(1,000)	447,703

Other comprehensive item:
Foreign currency translation gain	–	6,736
Net comprehensive (loss) / income	$(1,000)	$454,439

Earnings per share
Basic earnings per share	$–	$0.02
Basic weighted average shares outstanding	22,277,051	22,946,996
Diluted earnings per share	$–	$0.02
Diluted weighted average shares outstanding	22,277,051	22,697,410

The accompanying notes are an integral part of these unaudited condensed financial statements.

SANCON RESOURCES RECOVERY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months periods ended March 31,
	2012	2011
Cash Flows from Operating Activities
Net (Loss) / Income	$(1,000)	$447,703
Adjustments to reconcile net income to net cash flows
Non-controlling interest	–	20,490
Depreciation	–	68,701
Amortization of deferred compensation	–	3,900
Change in current assets and liabilities
(Increase) in trade receivables	–	(557,088)
(Increase) in inventory	–	(72,585)
(Increase) in advance to suppliers	–	(9,771)
(Increase) in other current assets	–	(61,746)
Increase in tax payable	–	157,020
Increase in trade payable	–	209,234
Increase in other current liabilities	1,000	76,095
Net cash flows provided by operating activities	–	281,953

Cash Flows from Investing Activities
Purchase of property and equipment	–	(43,314)
Net cash flows used in Investing activities	–	(43,314)

Cash Flows from Financing Activities
Proceeds from shareholder loans	–	280,870
Repayments of mortgage loan	–	(2,246)
Net cash flows provided by financing activities	–	278,624

Effect of exchange rate changes on cash	–	(16,742)

Net Increase in Cash & Cash Equivalent	–	500,521

Cash & Cash Equivalent at start of period	$–	$6,013,889
Cash & Cash Equivalent at end of period	$–	$6,514,410

Supplemental information for Cash Expenses
Cash paid for Interest Expenses	$–	$1,607
Cash paid for Income Taxes	$–	$(565)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SANCON RESOURCES RECOVERY, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

For the three month periods ended March 31, 2012

(UNAUDITED)

Note 1.  Nature of Operations

Sancon Resources Recovery, Inc. ("Sancon", or "the Company", or "we", or "us") is registered in the State of Nevada. Sancon Resources Recovery, Inc. was dormant during the period.

Note 2.  Basis of Presentation

(a) Unaudited Interim Condensed Financial Statements

The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America.  However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of Sancon management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for periods are not necessarily indicative of results for the entire year. These financial statements and accompanying notes should be read in conjunction with our annual financial statements and the notes thereto for the year ended December 31, 2011, included in our Annual Report on Form 10K, filed with the Securities and Exchange Commission.

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

SANCON RESOURCES RECOVERY, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

For the three month periods ended March 31, 2012

(UNAUDITED)

Note 3.  Summary of Significant Accounting Policies (continued)

Recent pronouncements

In July 2013, the FASB issued an accounting standards update intended to provide guidance on the presentation of unrecognized tax benefits, reflecting the manner in which an entity would settle, at the reporting date, any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This accounting standard will be effective for us beginning June 1, 2014; early adoption is permitted. We early adopted this guidance and the adoption did not have a material impact on our consolidated financial position or results of operations.

In July 2012, the FASB issued an accounting standards update intended to simplify how an entity tests indefinite-lived intangible assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. This accounting standard update was effective for us beginning June 1, 2013. The adoption did not have a material impact on our consolidated financial position or results of operations.

In June 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance required companies to present reclassification adjustments out of accumulated other comprehensive income by component in either the statement in which net income is presented or as a separate disclosure in the notes to the financial statements. This requirement was effective for us beginning June 1, 2013. As this guidance only amends the presentation of the components of comprehensive income the adoption did not have an impact on our consolidated financial position or results of operations.

In December 2011, the FASB issued guidance enhancing disclosure requirements surrounding the nature of an entity’s right to offset related arrangements associated with its financial instruments and derivative instruments. This new guidance requires companies to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to master netting arrangements. This new guidance was effective for us beginning June 1, 2013. As this guidance only requires expanded disclosures, the adoption did not have an impact on our consolidated financial position or results of operations.

Note 4.  Legal Proceeding:

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

Note 5.  Stockholders’ equity

Ordinary share

During the year ended December 31, 2011, the Company had cancelled 10,100,000 ordinary shares and the outstanding share issued is 12,864,996.

There is no equity transaction during the period from January 1, 2012 to March 31, 2012.

SANCON RESOURCES RECOVERY, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

For the three month periods ended March 31, 2012

(UNAUDITED)

Note 6. Segmental information

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

The Company was dormant during the three months periods ended March 31, 2012.

During the three months periods ended March 31, 2011, the Company is organized into two business segments: (1) material recycling, (2) waste service. The following table presents a summary of operating information and certain quarter-end balance sheet information for the three months periods ended March 31, 2011:

	For the three month periods ended March 31,
	2012	2011
Net sales from various areas:
Material Recycling	$–	$631,663
Waste Service	–	3,215,484
Consolidated	$–	$3,847,147
Net income (loss):
Material Recycling	$–	$(47,556)
Waste Service	–	545,072
Un-allocated	–	(49,813)
Consolidated	$–	$447,703

Note 7. Income Taxes

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

Note 8. Subsequent Event

On December 5, 2012, the Company entered into a settlement agreement with Dragon Wings Communications Limited (“Dragon Wings”) for the settlement of the claim by Dragon Wings in an involuntary petition filed with the United States Bankruptcy Court, Nevada on November 19, 2010.

According to the settlement agreement, the Company shall issue to Dragon Wings 6,000,000 Sancon’s common shares without payment by or cost to Dragon Wings and give the option to Dragon Wings to purchase 6,000,000 Sancon’s common shares at the exercise price US$0.01 per share within 5 years from the date of the settlement agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Item 2(a). Discussion for the Interim Operations and Financial Condition

Introduction

Management's discussion and analysis of results of operations and financial condition ("MD&A") is provided as a supplement to the accompanying financial statements and footnotes to help provide an understanding of our financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

•	Caution concerning forward-looking statements and risk factors. This section discusses how certain forward-looking statements made by us throughout the MD&A and in the financial statements are based on our present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.
•	Overview. This section provides a general description of our business, as well as recent developments that we believe are important in understanding the results of operations and to anticipate future trends in those operations.
•	Results of operations. This section provides an analysis of our results of operations for the three months period ended March 31, 2012 compared to the same period in 2011. A brief description is provided of transactions and events, including any related party transactions that affect the comparability of the results being analyzed.
•	Liquidity and capital resources. This section provides an analysis of our financial condition and cash flows for the three months period ended March 31, 2012 and 2011.
•	Critical accounting policies. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

Dependence upon Management

Our future performance and success is dependent upon the efforts and abilities of our Directors. We do not maintain key man life insurance on any of our Directors.

Limitation of Liability and Indemnification of Officers and Directors

Our directors are required to exercise good faith and high integrity in our Management affairs. Our Articles of Incorporation provide, however, that our officers and directors shall have no liability to our shareholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction. Our Articles and By-Laws also provide for the indemnification by us of the officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate our business or conduct the internal affairs, provided that in connection with these activities they act in good faith and in a manner that they reasonably believe to be in, or not opposed to, the best interests of the Company, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations.

Management of Potential Growth

Growth of the Company will place a significant strain on our managerial, operational, and financial systems resources. To accommodate our current size and manage growth, we must continue to implement and improve our financial strength and our operational systems, and expand, train and manage our sales and distribution base. There is no guarantee that we will be able to effectively manage the expansion of our operations, or that our facilities, systems, procedures or controls will be adequate to support our expanded operations. Our inability to effectively manage our future growth would have a material adverse effect on the Company.

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

Overview of the Company and its Operations

The Company sold all its business in the 4th quarter of 2011. It has no business operation as of the date of this report.

Sancon's Visions and Goals

After the disposal of all its business in 2011, the directors are now looking for viable business that it can acquire in Asia.

Employees

As of March 31, 2012, the Company had no employees.

Factors That May Affect Future Results

The Company's ability to execute its business strategy and to sustain its operations depends upon its ability to maintain or procure capital. There can be no absolute assurance the necessary amount of capital will continue to be available to the Company on favorable terms, or at all. The Company's inability to obtain sufficient capital would limit the Company's ability to: (i) acquire new business and (ii) fund its working capital needs. The Company's access to capital may have a material adverse effect on the Company's business, financial condition and/or results of operations.

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

Results of Operations - Comparison between the nine months ended March 31, 2012 and the same periods in 2011.

Revenue

Revenue is generated by service charges and the sale of recyclable materials. The Company had no revenues for the three months period ended March 31, 2012 compared to the revenue of $3,847,147 in the same period of 2011.

Cost of Revenue

Cost of revenue was the direct cost for sale of the recycling materials. There was no cost of revenue for the three months period ended March 31, 2012 compared to the cost of revenue of $2,472,944 for the three months period ended March 31, 2011.

Gross profit

The gross profit for the three months period ended March 31, 2012 was nil compared to the gross profit of $1,374,203 for the three months period ended March 31, 2011.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased to $1,000 for the three months ended March 31, 2012, from $853,189 for the three months ended March 31, 2011, a decrease of $852,189 or 99.9%.

Depreciation Expense

The depreciation expense for the three months period ended March 31, 2012 was nil compared to the depreciation expense of $43,280 for the three months period ended March 31, 2011.

Other Expense

The other expense for the three months period ended March 31, 2012 was nil compared to the other expense of $10,106 for the three months period ended March 31, 2011.

Income Tax Benefit

The income tax benefit for the three months period ended March 31, 2012 was nil compared to the income tax benefit of $565 for the three months period ended March 31, 2011.

Non-Controlling interest in subsidiary

On August 15, 2007, the Company completed the acquisition of 70% of the equity interest in Sancon Resources Recovery (Shanghai) Co., Ltd by exercising its option to convert $200,000 of convertible promissory note. On May 26, 2010, Sancon Shanghai invested an additional RMB1, 000,000 or $151,700 in Shanghai Sheng Rong. Previously, Sancon SH had invested $44,010 (RMB 300,000) in return for a 20% equity interest. After the completion of this transaction, Sancon SH held 52% of the equity interest in Shanghai Sheng Rong. Net loss of $0 and $20,490 was attributable to Non-Controlling interest for the three months period ended March 31, 2012 and 2011 respectively.

Net loss/income

The net loss for the three months period ended March 31, 2012 was $1,000, compared to the net income of $454,439 for the three months period ended March 31, 2011, a decrease of $455,439 or 100%.

Liquidity and Capital Resources

As shown in the accompanying financial statements, the Company has accumulated loss of $810,632 as of March 31, 2012 compared to $809,632 as of December 31, 2011. There was a working capital deficit of $206,067 on March 31, 2012 and it was $205,067 as of December 31, 2011. It increased $1,000 or 0.5%. That is due to the increase of $1,000 in Accrued expenses and other payables.

Operating Activities

No net cash was provided by operating activities for the three months period ended March 31, 2012 compared to $281,953 for the three months period ended March 31, 2011.

Investing Activities

No net cash was used in investing activities for the three months period ended March 31, 2012 compared to $43,314 for the three months period ended March 31, 2011. For the three months period ended March 31, 2011, the cash used in purchase of property and equipment was $43,314. The Company did not purchase any property or equipment for the three months period ended March 31, 2012.

Financing Activities

No net cash was provided by financing activities for the three months period ended March 31, 2012 compared to $278,624 for the three months period ended March 31, 2011.

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

Stock-Based Compensation

Effective January 1, 2006, the beginning of Sancon's first fiscal quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R (ASC 718), using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements for granted stock options, since the related purchase discounts exceeded the amount allowed under SFAS 123R(ASC 718) for non-compensatory treatment. Compensation expense recognized included: the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R(ASC 718); and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123(ASC 718). Results for prior periods have not been restated, as provided for under the modified-prospective method.

In 2010, the Company issued 900,000 shares of stock options to directors and accrued $218,751 of related expenses.

As of March 31, 2012, the Company had no stock options outstanding.

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

The information is not required of smaller reporting companies.

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

During the three months ended March 31, 2012, there were no changes in our internal accounting controls or in other factors that materially affected our internal controls over financial reporting.

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

Item 1A. RISK FACTORS

The information is not required for smaller reporting companies.

Item 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

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

SANCON RESOURCES RECOVERY, INC.

Dated: January 21, 2016		/s/ Stephen Tang
Stephen Tang
President and Director
(Chief Executive Officer)

Dated: January 21, 2016	By:	/s/ Francis Bok
Francis Bok
Director
(Chief Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of President

31.2	Certification of Director

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

