Form 10-Q
period 2012-09-30
Sancon Resources Recovery, Inc.
filed 2016-01-21
CIK 1288195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended September 30, 2012

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of September 30, 2012: 12,864,996 shares of Common Stock, par value US $0.001

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

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

SANCON RESOURCES RECOVERY, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	As at September 30,	As at December 31,
	2012	2011
	$	$
ASSET
Current asset
Other current asset
Advance and prepayment	31,398	–
TOTAL CURRENT ASSET AND ASSET	31,398	–

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities
Accrued expenses and other payables	209,297	205,067
Due to related parties	31,374	–
Total current liabilities and liabilities	240,671	205,067

Stockholders’ Equity
Share capital
Authorized: 500,000,000 common shares, par value $0.001 per share
Issued and outstanding: 12,864,996 shares as of September 30, 2012 and December 31, 2011	12,865	12,865
Additional paid-in capital	685,300	685,300
Deferred compensation	(93,600)	(93,600)
Retained earnings	(813,838)	(809,632)
Total stockholders’ equity	(209,273)	(205,067)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	31,398	–

The accompanying notes are an integral part of these unaudited condensed financial statements.

SANCON RESOURCES RECOVERY, INC.

CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

	For the three month periods ended September 30,		For the nine month periods ended September 30,
	2012	2011	2012	2011

Net Revenue	$–	$2,032,426	$–	$9,005,196
Cost of Revenue	–	1,978,933	–	6,226,338
Gross Profit	–	53,493	–	2,778,858

Operating Expenses
Depreciation	–	41,514	–	127,054
Selling, General and Administrative	1,694	8,521,009	4,206	10,439,857
Total operating expenses	1,694	8,562,523	4,206	10,566,911
Operating Loss	(1,694)	(8,509,030)	(4,206)	(7,788,053)

Other Income (Expense)
Other Income/ (Expense), net	–	1,672,582	–	1,673,013
Interest Income/ (Expense), net	–	5,279	–	5,528
Total Other Income	–	1,677,861	–	1,678,541

(Loss) from continued operations before income taxes and discontinued operation	(1,694)	(6,831,169)	(4,206)	(6,109,512)

Discontinued operation
Gain on disposal of a subsidiary	–	252,463	–	252,463
Gain on discontinued operations	–	252,463	–	252,463
Income before income taxes and non-controlling interest	(1,694)	(6,578,706)	(4,206)	(5,857,049)

Income tax expenses	–	(7,965)	–	(19,816)

Net income attributed to non-controlling interest	–	108,881	–	95,485

Net (loss)	(1,694)	(6,477,790)	(4,206)	(5,781,380)

Other comprehensive item:
Foreign currency translation gain	–	(208,420)	–	(193,712)

Net comprehensive (loss)	$(1,694)	$(6,686,210)	$(4,206)	$(5,975,092)

Earnings per share
Basic earnings per share - continued operations	$–	$(0.29)	$–	$(0.26)
Basic earnings per share - discontinued operations	–	–	–	–
Basic earnings per share	–	(0.29)	–	(0.26)
Basic weighted average shares outstanding	22,277,051	22,964,996	22,277,051	22,964,996
Diluted earnings per share - continued operations	–	(0.29)	–	(0.26)
Diluted earnings per share - discontinued operations	–	–	–	–
Diluted earnings per share	$–	$(0.29)	$–	$(0.26)
Diluted weighted average shares outstanding	22,277,051	22,964,996	22,277,051	22,964,996

The accompanying notes are an integral part of these unaudited condensed financial statements.

SANCON RESOURCES RECOVERY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine month periods ended September 30,
	2012	2011
Cash Flows from Operating Activities
Net (Loss) / Income	$(4,206)	$(5,781,380)
Adjustments to reconcile net income to net cash flows
Depreciation	–	127,054
Investment loss	–	252,462
Loss on disposal of property and equipment	–	458,757
Non-controlling interest	–	(95,485)
Change in current assets and liabilities
Decrease in trade receivables	–	544,084
Decrease in inventory	–	61,286
(Increase) in advance to suppliers	–	(60,496)
(Increase) in other current assets	(31,398)	(1,757,703)
Decrease in security deposit	–	11,179
Decrease in long term deferred expenses	–	13,448
(Decrease) in tax payable	–	(30,871)
(Decrease) in trade payable	–	(478,310)
Increase in other current liabilities	35,604	7,348,688
Net cash flows provided by operating activities	–	612,713

Cash Flows from Investing Activities
Purchase of property and equipment	–	(100,346)
Net cash flows used in Investing activities	–	(100,346)

Cash Flows from Financing Activities
Payments for shareholder loans	–	(697,030)
Held to maturity securities	–	129,489
Repayments of mortgage loan	–	(20,552)
Net cash flows used in financing activities	–	(588,093)

Effect of exchange rate changes on cash	–	(71,858)

Net decrease in Cash & Cash Equivalent	–	(147,584)

Cash & Cash Equivalent at start of period	$–	$6,013,889
Cash & Cash Equivalent at end of period	$–	$5,866,305

Supplemental information for Cash Expenses
Cash paid for Interest Expenses	$–	$2,742
Cash paid for Income Taxes	$–	$11,055

The accompanying notes are an integral part of these unaudited condensed financial statements.

SANCON RESOURCES RECOVERY, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

For the nine month period ended September 30, 2012

(UNAUDITED)

Note 1.  Nature of Operations

Sancon Resources Recovery, Inc. ("Sancon", or "the Company", or "we", or "us") is registered in the State of Nevada. Sancon Resources Recovery, Inc. was dormant during the period.

Note 2.  Basis of Presentation

(a) Unaudited Interim Condensed Financial Statements

The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America.  However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of Sancon management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for periods are not necessarily indicative of results for the entire year. These financial statements and accompanying notes should be read in conjunction with our annual financial statements and the notes thereto for the year ended December 31, 2011, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

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

For the nine month period ended September 30, 2012

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

Note 4.  Legal Proceeding

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

Note 5.  Due to related parties

Due to related parties are as follows:

	As at September 30,	As at December 31,
	2012	2011
Due to Directors	10,861	–
Due to Related Parties	20,513	–
Total	31,374	–

SANCON RESOURCES RECOVERY, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

For the nine month period ended September 30, 2012

(UNAUDITED)

Note 6.  Stockholders’ equity

Ordinary share

During the year ended December 31, 2011, the Company had cancelled 10,100,000 ordinary shares and the outstanding share issued is 12,864,996.

There is no equity transaction during the period from January 1, 2012 to September 30, 2012.

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

The Company was dormant during the nine month period ended September 30, 2012.

During the nine month period ended September 30, 2011, the Company is organized into two business segments: (1) material recycling, (2) waste service. The following table presents a summary of operating information and certain quarter-end balance sheet information for the nine month period ended September 30, 2011:

	For the nine month periods ended September 30,
	2012	2011
Net sales from various areas:
Material Recycling	$–	$1,665,288
Waste Service	–	7,339,908
Consolidated	$–	$9,005,196
Net income (loss):
Material Recycling	$–	$(294,203)
Waste Service	–	(7,482,092)
Un-allocated	–	1,994,915
Consolidated	$–	$(5,781,380)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Item 2(a). Discussion for the Interim Operations and Financial Condition

Introduction

Management's discussion and analysis of results of operations and financial condition ("MD&A") is provided as a supplement to the accompanying financial statements and footnotes to help provide an understanding of our financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

•	Caution concerning forward-looking statements and risk factors. This section discusses how certain forward-looking statements made by us throughout the MD&A and in the financial statements are based on our present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.
•	Overview. This section provides a general description of our business, as well as recent developments that we believe are important in understanding the results of operations and to anticipate future trends in those operations.
•	Results of operations. This section provides an analysis of our results of operations for the three month and nine month periods ended September 30, 2012 compared to the same periods in 2011. A brief description is provided of transactions and events, including any related party transactions that affect the comparability of the results being analyzed.
•	Liquidity and capital resources. This section provides an analysis of our financial condition and cash flows for the three month and nine month periods ended September 30, 2012 and 2011.
•	Critical accounting policies. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

Employees

As of September 30, 2012, the Company had no employees.

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

Results of Operations - Comparison between the three month and nine month periods ended September 30, 2012 and the same periods in 2011.

Revenue

Revenue is generated by service charges and the sale of recyclable materials. The Company had no revenues for the three month and nine month periods ended September, 2012 compared to the revenue of $2,032,426 and $9,005,196 in the same periods of 2011.

Cost of Revenue

Cost of revenue was the direct cost for sale of the recycling materials. There was no cost of revenue for the three month and nine month periods ended September 30, 2012 compared to the cost of revenue of $1,978,933 and $6,226,338 for the three month and nine month periods ended September 30, 2011.

Gross profit

The gross profit for the three month and nine month periods ended September 30, 2012 was nil compared to the gross profit of $53,493 and $2,778,858 for the three month and nine month periods ended September 30, 2011.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased to $1,694 and $4,206 for the three month and nine month periods ended September 30, 2012, from $8,521,009 and $10,439,857 for the three month and nine month periods ended September 30, 2011, a decrease of $8,519,315 and $10,435,651.

Depreciation Expense

The depreciation expense for the three month and nine month periods ended September 30, 2012 was nil compared to the depreciation expense of $41,514 and $127,054 for the three month and nine month periods ended September 30, 2011.

Other Income

The other income for the three month and nine month periods ended September 30, 2012 was nil compared to the other income of $1,677,861 and $1,678,541 for the three month and nine month periods ended September 30, 2011.

Income Tax Expense

The income tax expense for the three month and nine month periods ended September 30, 2012 was nil compared to the income tax expense of $7,965 and $19,816 for the three month and nine month periods ended September 30, 2011.

Non-Controlling interest in subsidiary

On August 15, 2007, the Company completed the acquisition of 70% of the equity interest in Sancon Resources Recovery (Shanghai) Co., Ltd by exercising its option to convert $200,000 of convertible promissory note. On May 26, 2010, Sancon Shanghai invested an additional RMB1,000,000 or $151,700 in Shanghai Sheng Rong. Previously, Sancon SH had invested $44,010 (RMB 300,000) in return for a 20% equity interest. After the completion of this transaction, Sancon SH held 52% of the equity interest in Shanghai Sheng Rong. Net loss of $0 was attributable to Non-Controlling interest for the three month and nine month periods ended September 30, 2012 compared to the net income attributable to Non-Controlling interest of $108,881 and $95,485 for the three month and nine month periods ended September 30, 2011.

Net loss/income

The net loss for the three month and nine month periods ended September 30, 2012 was $1,694 and $4,206 respectively, compared to the net loss of $6,477,790 and $5,781,380 respectively for the three month and nine month periods ended September 30, 2011, a decrease of $6,476,096 and $5,777,174 respectively .

Liquidity and Capital Resources

As shown in the accompanying financial statements, the Company has accumulated loss of $813,838 as of September 30, 2012 compared to $809,632 as of December 31, 2011. There was a working capital deficit of $209,273 on September 30, 2012 and it was $205,067 as of December 31, 2011. It increased $4,206 and that is principally due to the increase of $31,398 in Prepaid expenses and other receivables and $31,374 in Advance from related parties.

Operating Activities

No net cash was provided by operating activities for the nine month period ended September 30, 2012 compared to $612,713 for the nine month period ended September 30, 2011.

Investing Activities

No net cash was used in investing activities for the nine month period ended September 30, 2012 compared to $100,346 for the nine month period ended September 30, 2011. For the nine month period ended September 30, 2011, the cash used in purchase of property and equipment was $100,346. The Company did not purchase any property or equipment for the nine month period ended September 30, 2012.

Financing Activities

No net cash was provided by financing activities for the nine month period ended September 30, 2012 compared to $588,093 for the nine month period ended September 30, 2011.

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

As of September 30, 2012, the Company had no stock options outstanding.

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

During the nine months ended September 30, 2012, there were no changes in our internal accounting controls or in other factors that materially affected our internal controls over financial reporting.

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

