Form 10-K
period 2012-12-31
Sancon Resources Recovery, Inc.
filed 2016-04-27
CIK 1288195

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________to ______________

Commission File Number 000-50760

SANCON RESOURCES RECOVERY, INC.

(Exact Name of Registrant as Specified in Its Charter)

State of Nevada, USA (State or Other Jurisdiction of Incorporation or Organization)	58-2670972 (I.R.S. Employer Identification No.)

602 Nan Fung Tower, Suite 6/F 88 Connaught Road Central Central District, Hong Kong (Address of Principal Executive Offices)	N/A (Zip Code)

+(852) 2868-0668

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. □ Yes ■ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. □ Yes ■ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. ■ Yes □ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ■ Yes □ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K □ Yes ■ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer □ Accelerated filer □

Non-accelerated filer □ Smaller Reporting Company ■

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ■ Yes □ No

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2012 was approximately $160,812 (based upon a closing price of $0.0125 per share, as reported on Yahoo Finance).

As of December 31, 2012, there were 12,864,996 shares of the registrant’s common stock outstanding.

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

Effective with the Agreement, the Shareholders owned 14,897,215 shares of MKAC voting common stock or 74.28% of the Registrant's 20,030,370 issued and outstanding voting common stock at the time.

All references to common stock, share and per share amounts had been retroactively restated to reflect the exchange of 100 shares of SRPL common stock for 14,897,215 shares of the MKAC's common stock outstanding immediately prior to the merger as if the exchange had taken place as of the beginning of the earliest period presented.

The accompanying financial statements present the historical financial condition, results of operations and cash flows of Sancon as of December 31, 2012.

Business of the Issuer

Overview of the Company and its Operations

During the period from June 2006 to October 2011, Sancon Resources Recovery, Inc. had been an industrial waste recycling company with operations based in Australia and China. Sancon's main operations and services included industrial waste management consulting, collection and reprocess of recyclable materials such as glass, plastic, cardboard, and paper sourced from suppliers such as Aperio Group and Astron. The recycled materials will then enter into manufacture cycles as raw materials. Sancon exported about 4,000 tons of recycled industrial waste material annually to its processing partners and manufacturers in China. The waste management service was another important operation for the Company. Sancon provided full waste management solutions for manufacturing companies; aimed to recover recyclable materials instead of dumping them into land-fills. The major customers for Sancon were Chinese manufacturers and recycled material traders such as Pernod Ricard, Hang Mai and Yue Wu, which are located mainly in the Chinese provinces of Shanghai, Guangdong, Zhejiang and Fujian.

The business operation of the Company was carried out through its subsidiaries listed below. In 2011, the Company divested all its subsidiaries. The status of the subsidiaries as of the year end 2011 is given below.

Registered Name (business is conducted under the registered names)	Domicile	Owner	% held

Sancon Recycling Pty Ltd. (“Sancon AU” hereinafter)	Australia	Sancon	100
Status: The company was under administration and wound up by the directors.

Sancon Resources Recovery (Shanghai) Co., Ltd. (“Sancon SH” hereinafter) Status: The shareholding was sold to Mr. Jack Chen on October 31, 2011.	Shanghai	Sancon	70

Crossover Solutions Inc. (“CS” hereinafter)	British Virgin Island	Sancon	100
Status: The shareholding was sold to Mr. Jack Chen on October 31, 2011.

Sheng Rong Environment Protection Technology Co., Ltd. (“Shanghai Sheng Rong” hereinafter)	Shanghai	Sancon SH	52
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

Our Strategy

The waste recovery sector is a highly fragmented business with numerous privately run companies mainly focusing on the collection and reprocessing of waste material of high resale value such as paper, cardboard, glass, metal, plastics , etc. We originally believed that this presented opportunities for a professionally managed company such as Sancon. However, after operating in this business for several years, we discovered that competition is more severe than we had expected. This led us to divest all our operating subsidiaries in 2011.

We do not currently engage in any business activity. Our principal business objective will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing, and the dilution of interest for current stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax free reorganization.

Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Evaluation of Business Combinations

Our management intends to concentrate on prospective business combinations that may be brought to its attention through their own efforts, through persons having pre-existing business or personal relationships with members of the Company's management and interested persons referred to the Company by persons having such pre-existing relationships with members of its management or other third parties.

While we have not established definitive criteria for acquisition candidates but intend to focus on Asian-based entities. In analyzing prospective business combinations, our management will also consider such matters as the following:

•	Available technical, financial, and managerial resources,
•	Working capital and other financial requirements,
•	Prospects for the future,
•	Nature of present and expected competition,
•	The potential for further research, development, or exploration,
•	The potential for growth or expansion,
•	The potential for profit,

As a part of our investigation, our officers and/or directors will meet personally with management and key personnel, visit and inspect material facilities, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise.

Intellectual Property

None.

Employees

As of December 31, 2012, the Company had one employee, Angel Lai.

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

There can be no absolute assurance the Company will be able to effectively manage its existing or the possible future expansion of its operations, or the Company's systems, procedures or controls will be adequate to support future Company operations. Consequently, the Company's business, financial condition and/or results of operations could be possibly and adversely affected.

The Company does not foresee changes in tax laws for the jurisdictions in which the Company operates. There can be no absolute assurance that changes will not occur, and therefore no absolute assurance such changes will not materially and adversely affect the Company's business, financial condition and future results of operations.

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

The Company does not own or have any leased property as of December 31, 2012. The corporate office is provided to the Company by Fintel (USA) Limited free of charge. Mr. Tang, the CEO and President of the Company, is a principal owner of Fintel (USA).

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

On January 11, 2013, the Bankruptcy Court for the District of Nevada entered an order dismissing this bankruptcy case against the Registrant. As a result, all pending hearings in the case, except any pending hearings on fee applications for Chapter 13 cases, were vacated and the notice of Dismissal dated January 11, 2013 issued by the United States Bankruptcy Court, District of Nevada is included in this report as Exhibit 10.13.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during fiscal year 2012.

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

	Fiscal 2012		Fiscal 2011
Quarter	$ High Closing Price	$ Low Closing Price	$ High Closing Price	$ Low Closing Price

First	0.02	0.010	0.28	0.21
Second	0.01	0.001	0.23	0.10
Third	0.04	0.004	0.14	0.06
Fourth	0.03	0.005	0.09	0.01

Holders of the Company’s Stock

The Company has issued common stock only. On December 31, 2012, the total number of holders of record as according to our transfer agent was approximately 449.

Dividends

We did not pay any cash dividends on our common stock for fiscal year ended on December 31, 2012.

Unregistered Sales of Equity Securities

date	type	amount	person	consideration	transaction

31-Oct-11	common share	-8,100,000	Mr. Jack Chen	($2,835,000)	Settlement of payables
31-Oct-11	common share	-2,000,000	Mr. Chen Guanliang	($700,000)	Settlement of payables
4-Jan-13	Common share	6,000,000	Dragon Wings	$60,000	Settlement of Claim

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

Cancellation of Securities

During the year ended December 31, 2012, the Company had not cancelled any common shares and the outstanding share issued is 12,864,996 (2011: 12,864,996).

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

Overview

Sancon Resources Recovery, Inc. was an industrial waste recycling company with operations based in Australia and China. Sancon exported more than 4,000 tons of recycled industrial waste material annually to its processing partners and manufacturers in China. Sancon's main operations and services included industrial waste management consulting, collection and reprocess of recyclable materials such as glass, plastic, cardboard, and paper before its re-entry into manufacture cycles as raw materials. The use of recycled material is both environmentally friendly and is a key part of the competitive manufacturing process to lower costs. Chinese manufacturers are increasingly turning to recycled materials to lower costs. The major customers for Sancon were Chinese manufacturers and recycled material traders such as Pernod Ricard, Hing Yang Hong, which are located mainly in the Chinese provinces of Shanghai, Guangdong, Zhejiang and Fujian.

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

On December 5, 2012, the Company entered into a settlement agreement with Dragon Wings for the settlement of the claim by Dragon Wings. In consideration of Sancon's agreement to make the payments in the form of common shares and share options listed in the settlement agreement. The Company would give the option to Dragon Wings to purchase 6,000,000 common shares; the option may be exercised by Dragon Wings in whole or in part, at any time within 5 years from the date of this settlement agreement with the exercise price at US$0.01 per share, with dilution protection and subject to share split adjustment.

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

Results of Operations

Two Years Ended December 31, 2012 and 2011

Revenue

The Company had no revenues in 2012 and 2011.

Cost of revenue

There was no cost of revenue in 2012 and 2011.

Gross profit

The Company had no gross profit in 2012 and 2011.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased to $137,430 for the year 2012, from $349,396 for the year 2011, a decrease of $211,966. This was because the Company disposed all of its subsidiaries in the fourth quarter of 2011 and it currently does not have any business operation.

Other Income (Expense)

For the year 2012, the Company recorded other income of $36,052 compared to $1,038,962 for the year 2011. The decrease in other income is $1,002,910 during the period. This was mainly because of the profit derived from the disposal of its subsidiaries in 2011.

Income Tax

No income tax was provided for the year 2012 and 2011.

Net loss/income

The net loss for the year 2012 was $101,378, compared to the net loss of $6,572,908 in 2011, a decrease of $6,471,530. This was because the Company disposed all of its subsidiaries in the fourth quarter of 2011 and it currently does not have any business operation.

Liquidity and Capital Resources

As shown in the accompanying financial statements, the Company had an accumulated loss of $911,010 as of December 31, 2012 compared to the accumulated loss of $809,632 for the year ended December 31, 2011. There was a working capital deficit of $123,830 on December 31, 2012 and it was $205,067 as of December 31, 2011. The decrease of $81,237 was mainly due to the decrease in cash used in operation.

Operating Activities

The net cash used in operating activities decreased by $5,963,053 for the year 2012 to $nil as compared to $5,963,053 for the year 2011, due to the fact that we had no operations in 2012.

Investing Activities

No net cash was provided by investing activities for the year 2012 and 2011. The Company did not purchase any property or equipment in 2012 and 2011.

Financing Activities

Net cash used in financing activities amounted to $nil for the year 2012 compared to $10,100 for the year 2011, a decrease of $10,100.

The Company financed its growth by utilizing cash reserves and loans from directors. Loans from directors were unsecured, and deferred payment term and without interest bearing. The Company’s primary use of funds was for investigating potential merger/acquisition candidates and for working capital.

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

Financial statements are attached hereto following Part IV, Item 15 beginning on Page F-1 of this Annual Report.

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

Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012 based on criteria established under the COSO framework, an integrated framework for evaluation of internal controls issued to identify the risks and control objectives related to the evaluation of the control environment by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation described above, management has concluded that our internal control over financial reporting was not effective as of December 31, 2012. We have limited resources and we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow we will hire skilled professionals that will enable us to implement adequate segregation of duties within the internal control framework.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item c. Defaults Upon Senior Securities

None.

Item d. Submission of Matters to a Vote of Security Holders

None.

Item e. Other Information

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification and Backgrounds of Directors and Officers

Name	Age	Principal Position	Appointment/Resignation date

Jack Chen	46	CEO, Director	November 29, 2002/May 21, 2012
David Chen	48	Non Executive Chairman	June 1, 2006/May 21, 2012
Cong Yuanli	65	Director	June 1, 2006/May 21, 2012
Maggie Zhang	36	Acting CFO	August 1, 2009/June 30, 2011
Stephen Tang	62	CEO, President, Director	May 21, 2012
Francis Bok	48	CFO, Director	May 21, 2012

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

Mr. Stephen Tang, Chief Executive Officer, President & Director

Mr. Tang is the Chairman of Mega Pacific Capital, Inc. a finance and investment consulting firm since 2005. Mr. Tang was the director and Chairman of Financial Telecom (USA) Limited (later changed its name to MKA Capital, Inc. then Sancon Resources Recovery Inc). Mr. Tang is currently the Vice President of the Hong Kong Information Technology Federation and a director of Professional Commons, a think tank in Hong Kong. Mr. Tang is a graduate of Hong Kong Baptist University and received his MBA from the Asian Institute of Management in Manila, Philippines, in 1976.

Mr. Francis Bok, Chief Financial Officer & Director

Mr. Bok serves as the chief executive officer of Beyond IVR Limited, an information technology company based in Hong Kong. During 2004, Mr. Bok served as the assistant manager for Kactus Limited, a Hong Kong based mobile content and applications provider. From 2002 until 2004, Mr. Bok was a Manager at Continuous Technologies International Limited in Hong Kong. Mr. Bok received his Bachelor in Mathematics in 1993 from the University of Waterloo, Canada, a Master of Science in 1997 from the University of Hong Kong, and an MBA in 2000 from the City University of Hong Kong.

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

Committees of our Board of Directors

Audit Committee

We do not have a formal standing audit committee. Rather, audit committee functions are performed by our entire Board of Directors. These functions include: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and (5) funding for the outside auditory and outside advisors engagement by the audit committee.

Audit Committee Financial Expert

None of our directors or officers has the qualifications or experience to be considered a financial expert. We believe that the cost related to retaining a financial expert at this time is prohibitive. However, we do intend to appoint an audit committee financial expert in the foreseeable future.

Director Independence

None of the members of our Board of Directors may be deemed to be independent under the standards for independence contained in the NASDAQ Marketplace Rules, Rule 4350(d) and Rule 4200(a)(15).

Compensation Committee

Compensation committee functions are performed by our entire Board of Directors. Our Board of Directors does not have a charter or other formal policies regarding compensation.

Nominating and Corporate Governance Committee

Nominating and Corporate Governance committee functions are performed by our entire Board of Directors. Our Board of Directors does not have a charter or other formal policies regarding director nominations or corporate governance.

Stockholder Communications

Any stockholder may communicate directly to our Board of Directors by sending a letter to our company’s address of record.

•	encourage their commitment;
•	motivate superior performance;
•	facilitate attainment of ownership interests in our company;
•	align personal interests with those of our stockholders; and
•	enable them to share in the long-term growth and success of our company.

ITEM 11. EXECUTIVE COMPENSATION

Officers’ compensation

On May 21, 2012, Stephen Tang and Francis Bok were appointed CEO and CFO, respectively. Messrs. Tang and Bok will each receive a salary of $24,000 per year to be paid in shares of the Company’s common stock. As of the date this report the shares have not been issued and it has been recorded by the Company’s auditors as a subscription liability in the amount of $29,420.

Directors’ compensation

The Directors have not been compensated as of December 31, 2012.

Employment Agreement

The Company does not currently pay any compensation to its officers or directors and it has no employment agreements with any of its officers or directors.

Stock option plan

We do not have a stock option plan and we have not issued any warrants, options or other rights to acquire our securities.

Employee Pension, Profit Sharing or other Retirement Plans

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Securities authorized for issuance under Equity Compensation Plans

None

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners

The following table sets forth as of January 31, 2013, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than five percent (5%) of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership		Percent of Class (1)

Common Stock	Stephen Tang, CEO, Pres. & Dir.			%

Common Stock	Frances Bok, CFO & Dir			%

Common Stock	Jack Chen, G/F No. 628 Suide Road Shanghai, 200333 China	2,000,000		10.6%

Common Stock	Jim Gu No. 2 Yinqing Lu, Songjiang District Shanghai, 201615 China	1,188,127		6.3%

Common Stock	Dragon Wings Suite D, 19/F., Ritz Plaza, 122 Austin Road, Kowloon, Hong Kong	12,062,418	(3)	48.5%

Common Stock	All Directors and Officers as a Group (2 persons)			%

*	Less than 1%

(1)	Unless otherwise indicated, based on 24,864,996 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Unless indicated otherwise, the address of the shareholder is c/o Sancon Resources Recovery, Inc., 602 Nan Fung Tower, Suite 6/F, 88 Connaught Road Central, Central District, Hong Kong.

(3)	On January 11, 2013, as part of a settlement agreement, the Company issued 6,000,000 shares of its common stock to Dragon Wings. In addition and in accordance with the settlement agreement, the Company issued options to Dragon Wings to purchase 6,000,000 shares of its common stock for $0.01 per share. The options may be exercised at any time within five years from the settlement date. The beneficial amount of 12,000,000 shares includes the unexercised options of 6,000,000 shares owned by Dragon Wings.

We are not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above. There are no classes of stock other than common stock issued or outstanding.

There are no current arrangements which will result in a change in control.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our directors have advanced funds on an interest-free basis, with no maturity date, from appointment for working. Amount advanced totaled $40,563 in 2012, Mr. Tang and Mr. Bok advanced amount for cash, director fee, professional service fees and transfer agent fees.

As of the date of this Annual Report, we have no standing committees and our entire board of directors serves as our audit and compensation committees. We have determined that none of our directors are independent based on an analysis of the standards for independence set forth in Section 121A of the American Stock Exchange Company Guide. If we undertake to qualify our common stock for quotation in the over-the-counter market, we may need to ensure we meet any eligibility requirements with respect to independent directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Item 14. Principal Accountant Fees and Services.

The Company’s Board of Directors pre-approved all audit and non-audit services provided to us and during the periods listed below. The Company’s Board approves discrete projects on a case-by-case basis that may have a material effect on our operations and also considers whether proposed services are compatible with the independence of the public accountants.

The following table presents fees for professional services rendered by our auditors for the periods ended December 31, 2012 and 2011:

Services Performed	2012	2011
Audit Fees	$4,667	$27,000
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total Fees	$4,667	$27,000

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following Exhibits are filed as part of this report.

Exhibit Number	Description of Document

3.1	Articles of Incorporation of Financial Telecom Limited (USA), Inc.
3.2	Amended and Restated Bylaws of Financial Telecom Limited (USA), Inc.
10.1	Agreement between Hong Kong Futures Exchange Limited and Financial Telecom Limited
10.2	Market Service Datafeed Agreement between Stock Exchange Information Services Limited and Financial Telecom Limited
10.3	Option agreement dated December 14, 2004 between Fintel Group Limited and shareholders of Shanghai Longterms Technology Limited.
10.4	Option agreement dated January 5, 2005 between Fintel Group Limited and shareholders of Beijing JCL Technology Commerce Limited.
10.5	Option agreement dated January 20, 2005 between Fintel Group Limited and shareholders of Shanghai Qianhou Computer Technology Limited.
10.6	Independent contractor agreement between Fintel Group Limited and Mr. Sam Chong Keen.
10.7	Independent contractor agreement between Fintel Group Limited and Info Media Company.
10.8	Independent contractor agreement between Fintel Group Limited and China Digital Distribution Limited.
10.9	Sales and purchase agreement dated March 25, 2005 between Fintel Group Limited and shareholders of Enjoy Media Holdings Limited
10.10	Sales and purchase agreement dated April 25, 2005 between Fintel Group Limited and shareholders of Beijing Genial Technology Co. Ltd.
10.11	Option agreement dated March 7, 2005 between Fintel Group Limited and shareholders of Beijing Sinoskyline technology Trading Co. Ltd.
10.12	Settlement agreement dated December 5, 2011 between Sancon Resources Recovery, Inc. and Dragon Wings Communications Limited.
10.13	Notice of Dismissal dated January 11, 2013 issued by the United States Bankruptcy Court, District of Nevada.
14.1*	Code of Ethics
21.1*	Subsidiaries of the registrant
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

(1)	Incorporated herein by reference to the registrant’s initial Registration Statement on Form 10-SB (File No. 000-50760) filed on May 13, 2004.
(2)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-KSB (File No. 000-50760) filed April 15, 2005.
(3)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-QSB (File No. 000-50760) filed May 6, 2005.
(4)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-QSB (File No. 000-50760) filed August 6, 2005.
(5)	Incorporated herein by reference to the registrant’s Current Report on Form 8K/A (File No. 000-50760) filed November 29, 2005.
(6)	Incorporated herein by reference to the registrant’s Current Report on Form 8K/A (File No. 000-50760) filed January 25, 2006.
(7)	Incorporated herein by reference to the registrant’s Proxy Statement (File No. 000-50760) filed December 6, 2005.
(8)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-KSB (File No. 000-50760) filed April 26, 2006.

SANCON RESOURCES RECOVERY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of

Sancon Resources Recovery, Inc.

We have audited the accompanying consolidated balance sheet of Sancon Resources Recovery, Inc. (the Company”) and its subsidiaries as of December 31, 2012 and the related consolidated statement of income, stockholders’ equity and cash flows for the year ended December 31, 2012. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

Except for the effects of any adjustments that might have been determined to be necessary had we been able to obtain sufficient evidence concerning the corresponding figures as explained in the following paragraph, we conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As previously explained in our report dated September 12, 2012 on the group’s financial statements for the year ended December 31, 2011, the group had disposed of a number of subsidiaries during the year and a gain on disposal of these subsidiaries amounted to approximately $1,038,962 was recognized in the consolidated statement of income for the year ended December 31, 2011. Due to lack of certain books and records of the Company’s ex-subsidiaries, we were unable to obtain sufficient appropriate audit evidence to satisfy ourselves as to the accuracy of the balance sheets at the disposal date and of the results from 1 January 2011 to date of disposal of the subsidiaries being disposed of, and whether the amount of gain on disposal of subsidiaries had been accurately recorded in the consolidation income statement. Any adjustment to the figures might have consequential effect on the opening balance of retained earnings of the group as at January 1, 2012, the results for the year ended December 31, 2011 and the related disclosures thereof in the financial statements.

In our opinion, except for the effect of such adjustment, if any, described in the "Basis for Qualified Opinions on Prior year audit scope limitation affecting opening balances" paragraphs above, the consolidated financial statements referred to above present fairly, in all material respects, the respective financial position of Sancon Resources Recovery, Inc as of December 31, 2012, and the results of their operations and their cash flows for the year ended December 31, 2012, in conformity with the accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has the accumulated deficits as of December 31, 2012 and 2011, and no source of revenue, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dominic. K.F. Chan & Co.

Dominic. K.F. Chan & Co.,

Certified Public Accountants

Hong Kong, China

April 27, 2016

SANCON RESOURCES RECOVERY, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2012 AND 2011

(United States dollars, except number of shares, per share data and unless otherwise stated)

Assets
	As at
	December 31, 2012	December 31, 2011
Current assets
Cash and cash equivalents	$–	$–
Other current assets	–	–
Advance and prepayment	10,498	–
Total current assets	10,498	–

Total assets	$10,498	$–

Liabilities and Stockholders' Equity

Liabilities
Current liabilities
Due to related parties	$62,306	$–
Accrued expenses and other payables	72,022	205,067
Total current liability	134,328	205,067

Total liability	$134,328	$205,067

Stockholders' deficit
Share capital authorized: 500,000,000 common shares, par value $0.001 per share issued and outstanding: 12,864,996 shares as of December 31, 2012 and 2011	$12,865	$12,865
Additional paid-in capital	685,300	685,300
Deferred compensation	–	(93,600)
Share option reserves	89,015	–
Retained earnings	(911,010)	(809,632)
Total	(123,830)	(205,067)
Non-controlling interest	–	–
Total stockholders' deficit	(123,830)	(205,067)
Total liabilities & stockholders' equity	$10,498	$–

The accompanying notes are an integral part of these audited consolidated financial statements

SANCON RESOURCES RECOVERY, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEAR ENDED 31 DECEMBER, 2012 AND 2011

(United States dollars, except number of shares, per share data and unless otherwise stated)

	For the years ended December 31,
	2012	2011

Net sales	$–	$–
Cost of sales	–	–
Gross profit	–	–

Operating Expenses
Depreciation	–	–
Selling, general and administrative	137,430	349,396
Total operating expenses	137,430	349,396
Operating loss	(137,430)	(349,396)

Other income (expense)
Other income, net	36,052	–
Profit on disposal of subsidiary	–	1,038,962
Interest income (expense), net	–	–
Total other income	36,052	1,038,962

Income from continued operations before income taxes	(101,378)	689,566

Income taxes	–	–

Profit from continued operations	(101,378)	689,566
Loss from discontinued operation	–	(7,262,474)

Net loss attributed to non-controlling interest	–	–

Net loss	(101,378)	(6,572,908)

Other comprehensive item:
Foreign currency translation loss	–	(40,736)

Net comprehensive loss	$(101,378)	$(6,613,644)

(Loss) /earnings per share:
Basic (loss) /earnings per share - continued operations	$(0.01)	$0.03
Basic loss per share - discontinued operations	$–	$(0.34)
Basic weighted average shares outstanding	12,864,996	21,277,051
Diluted earnings per share - continued operations	$(0.01)	$0.03
Diluted loss per share - discontinued operations	$–	$(0.34)
Diluted weighted average shares outstanding	15,527,114	21,277,051

The accompanying notes are an integral part of these audited consolidated financial statements

SANCON RESOURCES RECOVERY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(United States dollars, except number of shares, per share data and unless otherwise stated)

	Common Shares	Common Stock	Additional Paid in Capital	Share Option Reserves	Non- controlling Interest	Deferred Comp- ensation	Other Comp- rehensive Income	Retained Earnings	Total

Balance as of December 31, 2010	22,964,996	$22,965	$1,079,200	$–	$356,706	$(109,200)	$86,098	$5,361,208	$6,796,977

Amortization of deferred compensation	–	–	–	–	–	15,600	–	–	15,600

Cancellation of shares as consideration for disposal of subsidiaries	(10,100,000)	(10,100)	(393,900)	–	(356,706)	–	(45,362)	402,068	(404,000)

Foreign currency translation	–	–	–	–	–	–	(40,736)	–	(40,736)

Net loss for the year	–	–	–	–	–	–	–	(6,572,908)	(6,572,908)

Balance as of December 31, 2011	12,864,996	12,865	685,300	–	–	(93,600)	–	(809,632)	(205,067)

Amortization of deferred compensation	–	–	–	–	–	93,600	–	–	93,600

Share option granted	–	–	–	89,015	–	–	–	–	89,015

Net loss for the year	–	–	–	–	–	–	–	(101,378)	(101,378)

Balance as of December 31, 2012	12,864,996	$12,865	$685,300	$89,015	$–	$–	$–	$(911,010)	(123,830)

The accompanying notes are an integral part of these audited consolidated financial statements

SANCON RESOURCES RECOVERY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED 31 DECEMBER, 2012 AND 2011

(United States dollars, except number of shares, per share data and unless otherwise stated)

	For the years ended December 31,
	2012	2011

Cash Flows from Operating Activities
Net loss	$(101,378)	$(6,572,908)
Adjustments to reconcile net income to net cash flows provided by operating activities:
Share based payment	–	–
Bad debt written off	–	11,503
Gain on disposal of subsidiaries	–	(1,038,962)
Amortization of deferred compensation	93,600	15,600
Changes in current assets and liabilities, net of business acquisition:
Increase in other current assets	(10,498)	–
Decrease in trade payable	–	(47,905)
Increase / (decrease) in other current liabilities	18,276	(235,120)
Net cash used in continued operations	–	(7,867,792)
Net cash generated from discontinued operations	–	1,904,739
Net cash used in operating activities	–	(5,963,053)

Cash Flows from Financing Activities
Cancellation of shares	–	(10,100)
Net cash used in continued operations	–	(10,100)
Net cash used in discontinued operations	–	–
Net cash flows used in financing activities	–	(10,100)

Effect of exchange rate changes on cash	–	(40,736)

Net increase in cash & cash equivalents	–	(6,013,889)
Cash & cash equivalent at start of year	–	6,013,889
Cash & cash equivalent at end of year	$–	$–

Noncash Investing and Financing Transactions
Settlement of other payable by issuing share options	$89,015	$–

The accompanying notes are an integral part of these audited consolidated financial statements

SANCON RESOURCES RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(United States dollars, except number of shares, per share data and unless otherwise stated)

NOTE 1 ORGANIZATION AND NATURE OF OPERATIONS

Sancon Resources Recovery, Inc. ("Sancon", or "the Company", or "we", or "us") is registered in Nevada. Sancon Resources Recovery, Inc. had been an environmental service and waste management company that operated recycling facilities in China and Australia. Sancon specialized in the collection and recovery of industrial and commercial solid wastes such as plastic, paper, cardboard, and glass.

On April 1, 2011, the Company approved an infusion of equity into Sancon Resources Recovery (Shanghai) Co., Ltd. (“Sancon SH”) for a total of $2,000,000, of which Sancon invested $1,400,000 to Sancon SH and the minority shareholder invested $600,000.

On September 15, 2011, one of the subsidiaries, Sancon Recycling Pty. Limited, applied for liquidation.

On October 31, 2011, the Company disposed of its subsidiaries Crossover Solution Inc. (“CS”) and Sancon SH at a consideration of $404,000.

After disposal of all its subsidiaries in the 4th quarter of 2011, the company currently does not have any business operation.

NOTE 2 PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include all of the accounts of the Company and all of the ex-subsidiaries under its control, which were disposed on October 31, 2011, include Sancon Recycling Pty Ltd., Sancon SH (70%), Shanghai Sheng Rong (52% owned by Sancon SH) and CS as of and for the period ended October 31, 2011. All material inter-company balances and transactions have been eliminated in consolidation.

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

ALLOWANCE FOR BAD DEBTS

The Company presents accounts receivable at the net of allowances for doubtful accounts. The allowances are calculated based on detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting the Company's customer base. The Company reviews a customer's credit history before extending credit. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. No provision for doubtful accounts has been made in these financial statements, as the accounts are considered collectible in full. As at December 31, 2012 and 2011, there was no allowance for bad debt.

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

STOCK BASED COMPENSATION

For the year 2012, the Company issued 6,000,000 shares of stock options to a shareholder for settlement of payable and capitalized $89,015 in share option reserves. As of December 31, 2011, the Company did not issue any stock options.

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

SANCON RESOURCES RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(United States dollars, except number of shares, per share data and unless otherwise stated)

RECENT PRONOUNCEMENTS

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

NOTE 4 LEGAL PROCEEDINGS

The Company is involved in the following litigation:

Dragon Wings Communications Limited (Dragon Wings), a Hong Kong corporation and Wong Yee Tat, an individual are the first and second plaintiff. They filed a complaint on July 25, 2008 in the District Court of the Hong Kong special Administrative Region, Civil Action No. 3251, against the first defendant, Fintel Group Limited for breach of contract. The Company is the second defendant because plaintiff claimed Fintel Group Limited is a wholly owned subsidiary of the Company. Under the writ, the plaintiff claimed that pursuant to a written stock purchase agreement, the first defendant shall purchase the first plaintiff’s common stock by common shares of Financial Telecom Limited (USA) inc. (replaced by shares of MKA Capital Inc. from June 2006) or pay to the plaintiff cash of $94,172 in lieu of the shares. Pluses the interest and cost of litigation, the total amount claimed by plaintiff were $104,966.  The court adjudged that the first defendant do pay the plaintiffs damages on September 08, 2008 and also adjudged that the second defendant do pay the plaintiffs damages on December 10, 2008. The Company has denied all allegations in the complaint because Fintel Group Limited was not a subsidiary at the time.

On November 19, 2010, an involuntary bankruptcy petition was filed against the company in the United States Bankruptcy Court for Nevada, Case No. 10-54572-gwz. The petitioner is Dragon Wings Communications Limited and the amount of the claim is $149,015. The Company has retained a Nevada law firm to oppose the involuntary petition and have the case dismissed. The Company accrued $149,015 of potential liability in the accompanied financial statements based on the amount of the claim. On December 5, 2012, the Company entered into a settlement agreement with Dragon Wings for the settlement of the claim by Dragon Wings. In consideration of Sancon's agreement to make the payments in the form of common shares and share options listed in the settlement agreement, Dragon Wings agreed to completely release and to forever discharge the Company of and from any and all past, present or future claims, demands, obligations, actions, rights, damages, costs, expenses and compensation which Dragon Wings had, or which may hereafter accrue in connection to the Claim. The Company would issue to Dragon Wings 6,000,000 common shares without payment by or costs to Dragon Wings, and give the option to Dragon Wings to purchase 6,000,000 common shares under the terms and conditions mentioned in note 8. On January 11, 2013, the Bankruptcy Court for the District of Nevada entered an order dismissing this bankruptcy case against the Registrant. As a result, all pending hearings in the case, except any pending hearings on fee applications for Chapter 13 cases, were vacated.

NOTE 5 GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, after the disposal of its operating subsidiaries on October 31, 2011 and became dormant afterwards, the Company has the stockholders’ deficits of $123,830 and $205,067 for the year ended December 31, 2012 and 2011 respectively. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans, additional sales of its common stock or through a possible business combination. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

SANCON RESOURCES RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(United States dollars, except number of shares, per share data and unless otherwise stated)

NOTE 6 RELATED PARTY TRANSACTIONS

Net amounts due from / (to) related parties are as follows:

	As at
	December 31, 2012	December 31, 2011

Due from Related companies in advance and prepayment	$10,219	$–

Due to Directors	(40,563)	–
Due to Shareholder	(1,230)	–
Due to Related companies	(20,513)	–
	(62,306)	–

NOTE 7 SEGMENT REPORTING

On October 31, 2011, the Company disposed of its operating subsidiaries and became dormant afterwards. During the years ended December 31, 2011, the Company was organized into two business segments: (1) material recycling, (2) waste service. The following table presents a summary of operating information and certain year-end balance sheet information for the year ended December 31, 2011:

	For the year ended December 31,
	2012	2011
Revenues from various areas:
Material Recycling	$–	$1,788,414
Waste Service	–	8,416,361
Consolidated	$–	$10,204,775

Net income (loss):
Material Recycling	$–	$(83,934)
Waste Service	–	(9,532,946)
Un-allocated	–	3,775,980
Consolidated	$–	$(5,840,900)

Identifiable assets:
Material Recycling	$–	$–
Waste Service	–	–
Un-allocated	–	–
Consolidated	$–	$–

SANCON RESOURCES RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(United States dollars, except number of shares, per share data and unless otherwise stated)

NOTE 8 STOCKHOLDER’S EQUITY

Share based compensation

On October 15, 2007, the Company entered into a ten year service agreement with Lyons Capital LLC. In connection with this agreement, Lyons Capital LLC will receive 300,000 shares of Restricted, RULE 144 Stock, for services rendered or to be rendered in the future. The Company issued shares on March 10, 2008 and recorded at the fair market value of $156,000. This amount will be amortized over a period of ten years from January 01, 2008. As of December 31, 2012, the vesting period of unamortized amount of $93,600 included under deferred compensation was accelerated upon the termination of service agreement. For the year ended December 31, 2012 and 2011, the Company recorded $93,600 and $15,600 in consulting expense respectively. The unamortized amount of $nil and $93,600 were included under deferred compensation as at December 31, 2012 and 2011.

On January 01, 2008, the Company entered in a four years employment agreement with Mr. Jack Chen, former CEO (resigned on May 21, 2012). In connection with this agreement, Mr. Jack Chen will receive corporate salary of $90,000 per year that paid in stock. On August 01, 2008 and April 13, 2009, the Company issued 250,000 shares and 350,000 shares of Restricted, RULE 144 Stock to Mr. Jack Chen. The shares recorded at the fair market value of $37,500 and $52,500 respectively. As of the December 31, 2012 and 2011, the Company recorded $nil and $150,000 in due to related parties. This is a stock subscription liability. Mr. Jack Chen resigned as director and the agreement was terminated on May 21, 2012.

On January 01, 2010, the Company entered in a two year employment agreement with Mr. David Chen, former CEO (resigned on May 21, 2012) and major shareholder, which prescribes the issuance of stock in lieu of salary. As of the December 31, 2012 and 2011, the Company recorded $nil and $42,000 in due to related parties. This is a stock subscription liability. Mr. David Chen resigned as director and the agreement was terminated on May 21, 2012.

On May 21, 2012, Mr. Stephen Tang was elected to be the director and CEO of the Company and Mr. Francis Bok was elected to be the director and CFO of the Company. Mr. Stephen Tang and Mr. Francis Bok will receive corporate salary of $24,000 per year each that paid in stock. As of the December 31, 2012, the Company recorded $29,420 in due to related parties. This is a stock subscription liability.

On May 21, 2012, the Company prescribes the issuance of stock in lieu of salary for 12,000 per year with an employee. As of the December 31, 2012, the Company recorded $7,355 in other payables. This is a stock subscription liability.

Ordinary share

During the year ended December 31, 2011, the Company had cancelled 10,100,000 ordinary shares and the outstanding share issued is 12,864,996 (2010: 22,964,996).

SANCON RESOURCES RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(United States dollars, except number of shares, per share data and unless otherwise stated)

NOTE 8 STOCKHOLDER’S EQUITY (CONTINUED)

Stock Options

The following summary presents the options granted, exercised, expired and outstanding at December 31, 2012 and 2011:

Options Outstanding
Outstanding, December 31, 2010
Granted	900,000
Forfeited/Cancelled	(900,000)
Exercised	–
Outstanding, December 31, 2011	–
Granted	6,000,000
Forfeited/Cancelled	–
Exercised	–
Outstanding, December 31, 2012	6,000,000

The stock option plan on January 1, 2010 for the granting of up to 900,000 options to former directors with an exercise price of $0.33 per share was cancelled in 2011.

On December 5, 2012, the Company entered into a settlement agreement with Dragon Wings for the settlement of the claim by Dragon Wings. In consideration of Sancon's agreement to make the payments in the form of common shares and share options listed in the settlement agreement. The Company would give the option to Dragon Wings to purchase 6,000,000 common shares. The option may be exercised by Dragon Wings in whole or in part, at any time within 5 years from the date of this settlement agreement with the exercise price at US$0.01 per share, with dilution protection and subject to share split adjustment.

SANCON RESOURCES RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(United States dollars, except number of shares, per share data and unless otherwise stated)

NOTE 9 INCOME TAXES

The Company is registered in the State of Nevada. Before the disposal of its operating subsidiaries on October 31, 2011, the Company had operations in primarily four tax jurisdictions – the Australia, China, British Virgin Island and the United States. For certain operations in the United States of America, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses from its US public shell as of December 31, 2012 and December 31, 2011. No valuation allowance is recorded against the deferred tax asset as at December 31, 2012 and 2011 under this entity.

The components of income before income taxes and non-controlling interest are as follows:

	2012	2011
Loss subject to Australia	$–	$(83,934)
Loss subject to China	–	(34,261)
Loss subject to United States	(101,378)	(365,733)
Loss subject to British Virgin Island	–	(7,144,279)
Net loss before income tax and non-controlling interest	$(101,378)	$(7,628,207)

United States of America

As of December 31, 2012, the Company in the United States of America had approximately $7,748,930 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carry forwards in certain situations when changes occur in the stock ownership of a company. In the event the Company has a change in ownership, utilization of carry forwards could be restricted. The deferred tax assets for the United States entity at December 31, 2012 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the United States of America as of December 31, 2012 and 2011.

	2012	2011
Net Operating Loss Carry forwards	$7,842,530	$7,741,152

Total Deferred Tax Assets	2,666,460	2,631,992
Less: Valuation Allowance	(2,666,460)	(2,631,992)
Net Deferred Tax Assets	$–	$–

As of December 31, 2012, the Company does not have any unrecognized tax benefits and no corresponding interest or penalties. The Company's policy is to record interest and penalties as income tax expense.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the April 27, 2016.

SANCON RESOURCES RECOVERY, INC. By: /s/ Stephen Tang Stephen Tang President and Director (Chief Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stephen Tang	President; Director	April 27, 2016
Stephen Tang	(Chief Executive Officer)

/s/ Francis Bok	Director	April 27, 2016
Francis Bok	(Chief Financial Officer)

19

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation of Financial Telecom Limited (USA), Inc.
3.2	Amended and Restated Bylaws of Financial Telecom Limited (USA), Inc.
10.1	Agreement between Hong Kong Futures Exchange Limited and Financial Telecom Limited
10.2	Market Service Datafeed Agreement between Stock Exchange Information Services Limited and Financial Telecom Limited
10.3	Option agreement dated December 14, 2004 between Fintel Group Limited and shareholders of Shanghai Longterms Technology Limited.
10.4	Option agreement dated January 5, 2005 between Fintel Group Limited and shareholders of Beijing JCL Technology Commerce Limited.
10.5	Option agreement dated January 20, 2005 between Fintel Group Limited and shareholders of Shanghai Qianhou Computer Technology Limited.
10.6	Independent contractor agreement between Fintel Group Limited and Mr. Sam Chong Keen.
10.7	Independent contractor agreement between Fintel Group Limited and Info Media Company.
10.8	Independent contractor agreement between Fintel Group Limited and China Digital Distribution Limited.
10.9	Sales and purchase agreement dated March 25, 2005 between Fintel Group Limited and shareholders of Enjoy Media Holdings Limited
10.10	Sales and purchase agreement dated April 25, 2005 between Fintel Group Limited and shareholders of Beijing Genial Technology Co. Ltd.
10.11	Option agreement dated March 7, 2005 between Fintel Group Limited and shareholders of Beijing Sinoskyline technology Trading Co. Ltd.
10.12	Settlement agreement dated December 5, 2011 between Sancon Resources Recovery, Inc. and Dragon Wings Communications Limited.
10.13	Notice of Dismissal dated January 11, 2013 issued by the United States Bankruptcy Court, District of Nevada.
14.1*	Code of Ethics
21.1*	Subsidiaries of the registrant
31.1*	Certification of President
31.2*	Certification of Director
32.1*	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

(1)	Incorporated herein by reference to the registrant’s initial Registration Statement on Form 10-SB (File No. 000-50760) filed on May 13, 2004.
(2)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-KSB (File No. 000-50760) filed April 15, 2005.
(3)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-QSB (File No. 000-50760) filed May 6, 2005.
(4)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-QSB (File No. 000-50760) filed August 6, 2005.
(5)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K/A (File No. 000-50760) filed November 29, 2005.
(6)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K/A (File No. 000-50760) filed January 25, 2006.
(7)	Incorporated herein by reference to the registrant’s Proxy Statement (File No. 000-50760) filed December 6, 2005.
(8)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-KSB (File No. 000-50760) filed April 26, 2006.

20