Form 10-K/A
period 2012-12-31
Sancon Resources Recovery, Inc.
filed 2016-05-17
CIK 1288195

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

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

EXPLANATORY NOTE

This Amendment to our Annual Report on Form 10-K is being made to revise the Consolidated Statements of Cash Flows. No other changes have been made to the Form 10–K. This Amendment No. 1 speaks as of the original filing date of the Form 10–K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–K.

SANCON RESOURCES RECOVERY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED 31 DECEMBER, 2012 AND 2011

(United States dollars, except number of shares, per share data and unless otherwise stated)

	For the years ended December 31,
	2012	2011

Cash Flows from Operating Activities
Net loss	$(101,378)	$(6,572,908)
Adjustments to reconcile net income to net cash flows provided by operating activities:
Share based payment	36,775	–
Bad debt written off	–	11,503
Gain on disposal of subsidiaries	–	(1,038,962)
Amortization of deferred compensation	93,600	15,600
Changes in current assets and liabilities, net of business acquisition:
Increase in other current assets	(10,498)	–
Decrease in trade payable	–	(47,905)
Decrease in other current liabilities	(18,499)	(235,120)
Net cash used in continued operations	–	(7,867,792)
Net cash generated from discontinued operations	–	1,904,739
Net cash used in operating activities	–	(5,963,053)

Cash Flows from Financing Activities
Cancellation of shares	–	(10,100)
Net cash used in continued operations	–	(10,100)
Net cash used in discontinued operations	–	–
Net cash flows used in financing activities	–	(10,100)

Effect of exchange rate changes on cash	–	(40,736)

Net increase in cash & cash equivalents	–	(6,013,889)
Cash & cash equivalent at start of year	–	6,013,889
Cash & cash equivalent at end of year	$–	$–

Noncash Investing and Financing Transactions
Settlement of other payable by issuing share options	$89,015	$–

The accompanying notes are an integral part of these audited consolidated financial statements

2

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following Exhibits are filed as part of this report.

Exhibit Number	Description of Document

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

3

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the May 16, 2016.

SANCON RESOURCES RECOVERY, INC. By: /s/ Stephen Tang Stephen Tang President and Director (Chief Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stephen Tang	President; Director	May 16, 2016
Stephen Tang	(Chief Executive Officer)

/s/ Francis Bok	Director	May 16, 2016
Francis Bok	(Chief Financial Officer)

19