Form 10-Q
period 2013-03-31
Sancon Resources Recovery, Inc.
filed 2016-05-17
CIK 1288195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                           Accelerated filer ☐

Non-accelerated filer ☐                                                                             Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Number of shares outstanding of each of the issuer’s classes of common stock as of March 31, 2013: 18,864,996 shares of common stock, par value US $0.001

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

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

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

SANCON RESOURCES RECOVERY, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	As at March 31,	As at December 31,
	2013	2012
	$	$
Asset
Advance and prepayment	10,102	10,498
Total current asset and total asset	10,102	10,498

Liability
Due to related parties	75,871	62,306
Accrued expenses and other payables	15,448	72,022
Total current liability and total liability	91,319	134,328

Stockholders’ deficits
Share capital
Authorized: 500,000,000 common shares, par value $0.001 per share Issued and outstanding: 18,864,996 shares as of March 31, 2013 (December 31, 2012: 12,864,996 shares)	18,865	12,865
Additional paid-in capital	739,300	685,300
Share option reserves	89,015	89,015
Accumulated losses	(928,397)	(911,010)
Total stockholders’ deficits	(81,217)	(123,830)

Total liability & stockholders’ deficits	10,102	10,498

The accompanying notes are an integral part of these unaudited condensed financial statements.

SANCON RESOURCES RECOVERY, INC.

CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

	For the three months periods ended March 31,
	2013	2012

Net revenue	$–	$–

Operating expenses
General and administrative expenses	17,387	1,000
Total operating expenses	17,387	1,000

Operating loss	(17,387)	(1,000)

Income taxes	–	–

Net loss	(17,387)	(1,000)

Loss per share
Basic loss per share	$–	$–
Basic weighted average shares outstanding	14,278,695	22,277,051
Diluted loss per share	$–	$–
Diluted weighted average shares outstanding	17,223,964	22,277,051

The accompanying notes are an integral part of these unaudited condensed financial statements.

SANCON RESOURCES RECOVERY, INC.

CONDENSED STATEMENTS OF CASH FLOW

(UNAUDITED)

	For the three months periods ended March 31,
	2013	2012
Cash Flows from Operating Activities
Net loss	$(17,387)	$(1,000)

Adjustments to reconcile net income to net cash flows provided by operating activities:
Share based payment	15,000	–

Change in current assets and liabilities
Decrease in other current assets	396	–
Increase in other current liabilities	1,991	1,000
Net cash flows provided by operating activities	–	–

Cash Flows from Investing Activities
Purchase of property and equipment	–	–
Net cash flows used in investing activities	–	–

Cash Flows from Financing Activities
Issuance of shares	–	–
Net cash flows provided by financing activities	–	–

Effect of exchange rate changes on cash	–	–

Net Increase in Cash & Cash Equivalent	–	–

Cash & Cash Equivalent at start of period	$–	$–
Cash & Cash Equivalent at end of period	$–	$–

Noncash Investing and Financing Transactions
Settlement of other payables by issuing share	$60,000	$–

The accompanying notes are an integral part of these unaudited condensed financial statements.

SANCON RESOURCES RECOVERY, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

For the three month periods ended March 31, 2013

(Unaudited)

Note 1.  Nature of Operations

Sancon Resources Recovery, Inc. ("Sancon", or "the Company", or "we", or "us") is registered in the State of Nevada. Sancon Resources Recovery, Inc. was dormant during the period.

Note 2.  Basis of Presentation

Unaudited Interim Condensed Financial Statements

The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America.  However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of Sancon’s management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for periods are not necessarily indicative of results for the entire year. These financial statements and accompanying notes should be read in conjunction with our annual financial statements and the notes thereto for the year ended December 31, 2012, included in our Annual Report on Form 10K, filed with the Securities and Exchange Commission.

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

For the three month periods ended March 31, 2013

(Unaudited)

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

On November 19, 2010, an involuntary bankruptcy petition was filed against the company in the United States Bankruptcy Court for Nevada, Case No. 10-54572-gwz. The petitioner is Dragon Wings Communications Limited and the amount of the claim is $149,015.  The Company has retained a Nevada law firm to oppose the involuntary petition and have the case dismissed. The Company accrued $149,015 of potential liability in the accompanied financial statements based on the amount of the claim. On December 5, 2012, the Company entered into a settlement agreement with Dragon Wings for the settlement of the claim by Dragon Wings. In consideration of Sancon's agreement to make the payments in the form of common shares and share options listed in the settlement agreement, Dragon Wings agreed to completely release and to forever discharge the Company of and from any and all past, present or future claims, demands, obligations, actions, rights, damages, costs, expenses and compensation which Dragon Wings had, or which may hereafter accrue in connection to the Claim. The Company would issue to Dragon Wings 6,000,000 common shares without payment by or costs to Dragon Wings, and give the option to Dragon Wings to purchase 6,000,000 common shares under the terms and conditions mentioned in note 6. On January 11, 2013, the Bankruptcy Court for the District of Nevada entered an order dismissing this bankruptcy case against the Registrant. As a result, all pending hearings in the case, except any pending hearings on fee applications for Chapter 13 cases, were vacated.

Note 5.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, after the disposal of its operating subsidiaries in the 4th quarter of 2011 and became dormant afterwards, the Company has the stockholders’ deficits of $81,217 and $123,830 for the period ended March 31, 2013 and the year ended December 31, 2012 respectively. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans, additional sales of its common stock or through a possible business combination. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

SANCON RESOURCES RECOVERY, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

For the three month periods ended March 31, 2013

(Unaudited)

Note 6. Due from/(to) related parties

Due from/(to) related parties are as follows:

	As at
	Mar 31, 2013	December 31, 2012

Due from Related company in advance and prepayment	$10,102	$10,219

Due to Directors	(54,128)	(40,563)
Due to Shareholder	(1,230)	(1,230)
Due to Related companies	(20,513)	(20,513)
	(75,871)	(62,306)

Note 7.  Stockholders’ equity

Ordinary share

On December 5, 2012, the Company entered into a settlement agreement with Dragon Wings for the settlement of the claim by Dragon Wings. In consideration of Sancon's agreement to make the payments in the form of common shares and share options listed in the settlement agreement. On January 4, 2013, the Company issued 6,000,000 ordinary shares to Dragon Wing without payment by or costs to Dragon Wings for the settlement of $60,000 in other payable.

Stock options

On December 5, 2012, the Company entered into a settlement agreement with Dragon Wings for the settlement of the claim by Dragon Wings. In consideration of Sancon's agreement to make the payments in the form of common shares and share options listed in the settlement agreement. The Company would give the option to Dragon Wings to purchase 6,000,000 common shares, the option may be exercised by Dragon Wings in whole or in part, at any time within 5 years from the date of this settlement agreement with the exercise price at US$0.01 per share, with dilution protection and subject to share split adjustment.

Share based compensation

On May 21, 2012, Mr. Stephen Tang was elected to be the director and CEO of the Company and Mr. Francis Bok was elected to be the director and CFO of the Company. Mr. Stephen Tang and Mr. Francis Bok will receive corporate salary of $24,000 per year each that paid in stock. As of March 31, 2013 and December 31, 2012, the Company recorded $12,000 and $29,420 in due to related parties. This is a stock subscription liability.

On May 21, 2012, the Company prescribes the issuance of stock in lieu of salary for $12,000 per year with an employee. As of March 31, 2013 and December 31, 2012, the Company recorded $3,000 and $7,355 in other payables. This is a stock subscription liability.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Item 2(a). Discussion for the Interim Operations and Financial Condition

Introduction

Management's discussion and analysis of results of operations and financial condition ("MD&A") is provided as a supplement to the accompanying financial statements and footnotes to help provide an understanding of our financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

•	Caution concerning forward-looking statements and risk factors. This section discusses how certain forward-looking statements made by us throughout the MD&A and in the financial statements are based on our present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.
•	Overview. This section provides a general description of our business, as well as recent developments that we believe are important in understanding the results of operations and to anticipate future trends in those operations.
•	Results of operations. This section provides an analysis of our results of operations for the three month period ended March 31, 2013 compared to the same period in 2012. A brief description is provided of transactions and events, including any related party transactions that affect the comparability of the results being analyzed.
•	Liquidity and capital resources. This section provides an analysis of our financial condition and cash flows for the three month periods ended March 31, 2013 and 2012.
•	Critical accounting policies. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

Employees

As of March 31, 2013, the Company had one employee, Angel Lai.

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

Results of Operations - Comparison between the three months period ended March 31, 2013 and the same period in 2012.

Revenue

The Company had no revenues for the three months period ended March 31, 2013 and the same period in 2012.

General and administrative expenses

General and administrative expenses increased to $17,387 for the three months ended March 31, 2013, from $1,000 for the three months ended March 31, 2012, an increase of $16,387. Of these amounts, $15,000 and $nil related to the value of share based compensation to our directors and secretary for the three months ended March 31, 2013 and March 31, 2012 respectively. In addition, a substantial portion of our expenses for the three months ended March 31, 2013 related to audit fees, professional service fees and transfer agent fees, and for the three months ended March 31, 2012 related to audit fees.

Income Tax

There were no income taxes for the three months period ended March 31, 2013 and the same period in 2012.

Net loss

The net loss for the three months period ended March 31, 2013 was $17,387, compared to the net loss of $1,000 for the three months period ended March 31, 2012, an increase of $16,387.

Liquidity and Capital Resources

As shown in the accompanying financial statements, the Company has accumulated loss of $928,397 as of March 31, 2013 compared to $911,010 as of December 31, 2012. There was a working capital deficit of $81,217 on March 31, 2013 and it was $123,830 as of December 31, 2012. It decreased $42,613.

Operating Activities

No net cash was provided by operating activities for the three months period ended March 31, 2013 and the same period in 2012.

Investing Activities

No net cash was used in investing activities for the three months period ended March 31, 2013 and the same period in 2012.

Financing Activities

No net cash was provided by financing activities for the three months period ended March 31, 2013 and the same period in 2012.

The Company financed its growth by utilizing cash reserves and loans from directors. Loans from directors were unsecured, and deferred payment term and without interest bearing. The Company’s primary use of funds was for operation expense and working capital.

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

During the three months ended March 31, 2013, there were no changes in our internal accounting controls or in other factors that materially affected our internal controls over financial reporting.

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

Per the Settlement Agreement, the Company issued to Dragon Wings 6.0 million common shares on January 4, 2013. The Company has not received any notice from Dragon Wings on the exercise of the option to acquire new shares of the Company. The Company believes that it has fulfilled all the other terms and conditions as stipulated in the Settlement Agreement which is included in this report as Exhibit 10.1.

On January 11, 2013, the Bankruptcy Court for the District of Nevada entered an order dismissing this bankruptcy case against the Registrant. As a result, all pending hearings in the case, except any pending hearings on fee applications for Chapter 13 cases, were vacated and the notice of Dismissal dated January 11, 2013 issued by the United States Bankruptcy Court, District of Nevada is included in this report as Exhibit 10.2.

Item 1A. RISK FACTORS

The information is not required for smaller reporting companies.

Item 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

We have sold the following equity securities within the period covered by this report in transactions which were not registered under the Securities Act of 1933, as amended: Except where otherwise noted, all shares were issued in offshore transactions in reliance upon the exemption from the registration requirements of the Securities Act in accordance with Regulation S promulgated thereunder.

On January 4, 2013, we issued 6.0 million shares of our common stock to Dragon Wings Communications Limited valued at US$149,015.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

SANCON RESOURCES RECOVERY, INC.

Dated: May 17, 2016		/s/ Stephen Tang
Stephen Tang
President and Director
(Chief Executive Officer)

Dated: May 17, 2016	By:	/s/ Francis Bok
Francis Bok
Director
(Chief Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1*	Settlement Agreement dated December 5, 2012 between Dragon Wings Communications Limited and the Registrant.

10.2*	Notice of Dismissal dated January 11, 2013 issued by the United States Bankruptcy Court, District of Nevada.

31.1*	Certification of President

31.2*	Certification of Director

32.1*	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Statement of Operations for the three months period ended March 31, 2013 and 2012, (iii) Statement of Cash Flows for the three months period ended March 31, 2013 and 2012, and (iv) Notes to Financial Statements.

*Filed herewith.

