Form 10-Q
period 2013-06-30
Sancon Resources Recovery, Inc.
filed 2016-05-23
CIK 1288195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended June 30, 2013

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

Number of shares outstanding of each of the issuer’s classes of equity, as of June 30, 2013: 18,864,996 shares of Common Stock, par value US $0.001

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

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

SANCON RESOURCES RECOVERY, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	As at
	June 30, 2013	December 31, 2012
Assets
Advance and prepayment	9,358	10,498
Total current asset and total asset	$9,358	$10,498

Liability
Due to related parties	90,264	62,306
Accrued expenses and other payables	18,759	72,022
Total current liability and total liability	109,023	134,328

Stockholders' deficits
Share capital
Authorized: 500,000,000 common shares, par value $0.001 per share Issued and outstanding: 18,864,996 shares as of Jun 30, 2013 (December 31, 2012: 12,864,996 shares)	18,865	12,865
Additional paid-in capital	739,300	685,300
Share option reserves	89,015	89,015
Accumulated losses	(946,845)	(911,010)
Total stockholders’ deficits	(99,665)	(123,830)

Total liability& stockholders' deficits	$9,358	$10,498

The accompanying notes are an integral part of these unaudited condensed financial statements.

SANCON RESOURCES RECOVERY, INC.

CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

	For the three months period ended June 30,		For the six months period ended June 30,
	2013	2012	2013	2012
Net revenue	$–	$–	$–	$–

Operating expenses
General and administrative expenses	18,448	1,512	35,835	2,512
Total operating expenses	18,448	1,512	35,835	2,512

Operating loss	(18,448)	(1,512)	(35,835)	(2,512)

Income tax expenses	–	–	–	–

Net loss	$(18,448)	$(1,512)	$(35,835)	$(2,512)

Loss per share
Basic loss per share	$–	$–	$–	$–
Basic weighted average shares outstanding	18,864,996	22,277,051	15,774,585	22,277,051
Diluted loss per share	$–	$–	$–	$–
Diluted weighted average shares outstanding	22,813,714	22,277,051	19,334,370	22,277,051

The accompanying notes are an integral part of these unaudited condensed financial statements.

SANCON RESOURCES RECOVERY, INC.

CONDENSED STATEMENTS OF CASH FLOW

(UNAUDITED)

	For the six months periods ended June 30,
	2013	2012
Cash Flows from Operating Activities
Net loss	$(35,835)	$(2,512)

Adjustments to reconcile net income to net cash flows provided by operating activities:
Share based payment	30,000	–

Change in current assets and liabilities
Decrease /(increase) in other current assets	1,140	(31,487)
Increase in other current liabilities	4,695	33,999
Net cash flows provided by Operating Activities	–	–

Cash Flows from Investing Activities
Purchase of property and equipment	–	–
Net cash flows used in Investing Activities	–	–

Cash Flows from Financing Activities
Issuance of shares	–	–
Net cash flows used in Financing Activities	–	–

Effect of exchange rate changes on cash	–	–

Net Increase in Cash & Cash Equivalent	–	–

Cash & Cash Equivalent at start of period	$–	$–
Cash & Cash Equivalent at end of period	$–	$–

Noncash Investing and Financing Transactions
Settlement of other payables by issuing shares	$60,000	$–

The accompanying notes are an integral part of these unaudited condensed financial statements.

SANCON RESOURCES RECOVERY, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

For the six month periods ended June 30, 2013

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

For the six month periods ended June 30, 2013

(Unaudited)

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

Note 5.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, after the disposal of its operating subsidiaries in the 4th quarter of 2011 and became dormant afterwards, the Company has the stockholders’ deficits of $99,665 and $123,830 for the period ended June 30, 2013 and the year ended December 31, 2012 respectively. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans, additional sales of its common stock or through a possible business combination. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

SANCON RESOURCES RECOVERY, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

For the six month periods ended June 30, 2013

(Unaudited)

Note 6. Due from/(to) related parties

Due from/(to) related parties are as follows:

	As at
	June 30, 2013	December 31, 2012

Due from Related company in advance and prepayment	$9,358	$10,219

Due to Directors	(68,521)	(40,563)
Due to Shareholder	(1,230)	(1,230)
Due to Related companies	(20,513)	(20,513)
	$(90,264)	$(62,306)

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

Share based compensation

On May 21, 2012, Mr. Stephen Tang was elected to be the director and CEO of the Company and Mr. Francis Bok was elected to be the director and CFO of the Company. Mr. Stephen Tang and Mr. Francis Bok will receive corporate salary of $24,000 per year each that paid in stock. As of June 30, 2013 and December 31, 2012, the Company recorded $24,000 and $29,420 in due to related parties. This is a stock subscription liability.

On May 21, 2012, the Company prescribes the issuance of stock in lieu of salary for $12,000 per year with an employee. As of June 30, 2013 and December 31, 2012, the Company recorded $6,000 and $7,355 in other payables. This is a stock subscription liability.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Item 2(a). Discussion for the Interim Operations and Financial Condition

Introduction

Management's discussion and analysis of results of operations and financial condition ("MD&A") is provided as a supplement to the accompanying financial statements and footnotes to help provide an understanding of our financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

•	Caution concerning forward-looking statements and risk factors. This section discusses how certain forward-looking statements made by us throughout the MD&A and in the financial statements are based on our present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.
•	Overview. This section provides a general description of our business, as well as recent developments that we believe are important in understanding the results of operations and to anticipate future trends in those operations.
•	Results of operations. This section provides an analysis of our results of operations for the three month and six month periods ended June 30, 2013 compared to the same periods in 2012. A brief description is provided of transactions and events, including any related party transactions that affect the comparability of the results being analyzed.
•	Liquidity and capital resources. This section provides an analysis of our financial condition and cash flows for the three month and six month periods ended June 30, 2013 and 2012.
•	Critical accounting policies. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

Employees

As of June 30, 2013, the Company had one employee, Angel Lai.

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

Results of Operations - Comparison between the three month and six month periods ended June 30, 2013 and the same periods in 2012.

Revenue

The Company had no revenues for the three month and six month periods ended June 30, 2013 and the same periods in 2012.

General and administrative expenses

General and administrative expenses increased to $18,448 and $35,835 for the three month and six month periods ended June 30, 2013 respectively, from $1,512 and $2,512 for the three month and six month periods ended June 30, 2012 respectively, an increase of $16,936 and $33,323 respectively. Of these amounts, $15,000 and $30,000 related to the value of share based compensation to our directors and secretary for the three and six months, respectively, ended June 30, 2013, $nil related to the value of share based compensation to our directors and secretary for the three and six months, respectively, ended June 30, 2012. In addition, a substantial portion of our expenses for the three and six months ended June 30, 2013 related to audit fees, professional service fees and transfer agent fees, and for the three and six months ended June 30, 2012 related to audit fees and transfer agent fees.

Income Tax

There were no income taxes for the three month and six month periods ended June 30, 2013 and the same periods in 2012.

Net loss

The net loss for the three month and six month periods ended June 30, 2013 was $18,448 and $35,835 respectively, compared to the net loss of $1,512 and $2,512 respectively for the three month and six month periods ended June 30, 2012 respectively, an increase of $16,936 and $33,323 respectively.

Liquidity and Capital Resources

As shown in the accompanying financial statements, the Company has accumulated loss of $946,845 as of June 30, 2013 compared to $911,010 as of December 31, 2012. There was a working capital deficit of $99,665 on June 30, 2013 and it was $123,830 as of December 31, 2012. It decreased $24,165.

Operating Activities

No net cash was provided by operating activities for the six month period ended June 30, 2013 and the same period in 2012.

Investing Activities

No net cash was used in investing activities for the six month period ended June 30, 2013 and the same period in 2012.

Financing Activities

No net cash was used in financing activities for the six month period ended June 30, 2013 and the same period in 2012.

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

During the six months ended June 30, 2013, there were no changes in our internal accounting controls or in other factors that materially affected our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In December, 2012 the Company signed a Settlement Agreement with Dragon Wings Communications Limited resolving litigation that was pending since 2008. On January 11, 2013, the Bankruptcy Court for the District of Nevada entered an order dismissing this bankruptcy case against the Registrant. As a result, all pending hearings in the case, except any pending hearings on fee applications for Chapter 13 cases, were vacated. The Company hereby incorporates by reference Item I Legal Proceedings in the Company’s Form 10-Q for the period ended March 31, 2013 filed with the SEC on May 17, 2016, for further information regarding these matters.

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

SANCON RESOURCES RECOVERY, INC.

Dated: May 23, 2016	/s/ Stephen Tang
Stephen Tang
President and Director
(Chief Executive Officer)

Dated: May 23, 2016	/s/ Francis Bok
Francis Bok
Director
(Chief Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Settlement Agreement dated December 5, 2012 between Dragon Wings Communications Limited and the Registrant. (1)

10.2	Notice of Dismissal dated January 11, 2013 issued by the United States Bankruptcy Court, District of Nevada. (1)

10.3*	Service Agreement dated May 31, 2013 between Fintel (USA) Limited and the Registrant.

31.1*	Certification of President

31.2*	Certification of Director

32.1*	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Statement of Operations for the six months period ended June 30, 2013 and 2012, (iii) Statement of Cash Flows for the six months period ended June 30, 2013 and 2012, and (iv) Notes to Financial Statements.

*Filed herewith.

(1)	Incorporated by reference to the Exhibits to our Form 10-Q filed on May 17, 2016

