Form 10-K
period 2013-12-31
Sancon Resources Recovery, Inc.
filed 2016-05-25
CIK 1288195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

/  / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ■ Yes □ No

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2013 was approximately $528,200 (based upon a closing price of $0.028 per share, as reported on Yahoo Finance). As of December 31, 2013, there were 32,219,996 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

None.

i

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

The accompanying financial statements present the historical financial condition, results of operations and cash flows of Sancon as of December 31, 2013.

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

Registered Name (business is conducted under the registered names)	Domicile	Owner	% held
Sancon Recycling Pty Ltd. (“Sancon AU” hereinafter) Status: The company was under administration and wound up by the directors.	Australia	Sancon	100
Sancon Resources Recovery (Shanghai) Co., Ltd. ("Sancon SH" hereinafter) Status: The shareholding was sold to Mr. Jack Chen on October 31, 2011.	Shanghai	Sancon	70
Crossover Solutions Inc. ("CS" hereinafter) Status: The shareholding was sold to Mr. Jack Chen on October 31, 2011.	British Virgin Island	Sancon	100
Sheng Rong Environment Protection Technology Co.,Ltd. (“Shanghai Sheng Rong” hereinafter) Status: The company was owned by Sancon SH which was sold to Mr. Jack Chen on October 31, 2011.	Shanghai	Sancon SH	52

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

Intellectual Property

None.

Employees

As of December 31, 2013, the Company had one employee, Angel Lai.

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

ITEM 1A.	RISK FACTORS

This information is not required of smaller reporting companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Company does not own or have any leased property as of December 31, 2013. The corporate office is provided to the Company by Fintel (USA) Limited. Mr. Tang, the CEO and President of the Company, is a principal owner of Fintel (USA).

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

No matters were submitted to a vote of security holders during fiscal year 2013.

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

	Fiscal 2013		Fiscal 2012
Quarter	$ High Closing Price	$ Low Closing Price	$ High Closing Price	$ Low Closing Price
First	0.03	0.010	0.02	0.010
Second	0.04	0.010	0.01	0.001
Third	0.03	0.004	0.04	0.004
Fourth	0.03	0.010	0.03	0.005

Holders of the Company’s Stock

The Company has issued common stock only. On December 31, 2013, the total number of holders of record as according to our transfer agent was approximately 409.

Dividends

We did not pay any cash dividends on our common stock for fiscal year ended on December 31, 2013.

Unregistered Sales of Equity Securities

date	type	amount	person	consideration	transaction
4-Jan-13	Common share	6,000,000	Dragon Wings	$60,000	Settlement of Claim
2-Dec-13	Common share	5,342,000	Francis Bok	$26,710	Settlement of director fee from May 21, 2012 to Jun 30, 2013
2-Dec-13	Common share	5,342,000	Stephen Tang	$26,710	Settlement of director fee from May 21, 2012 to Jun 30, 2013
2-Dec-13	Common share	2,671,000	Angel Lai	$13,355	Settlement of secretary fee from May 21, 2012 to Jun 30, 2013

The number of shares issued was based on the average closing price of our common shares on the OTCQB during certain periods. The shares were exempt from registration pursuant to Section 4(2) and/or Regulation D under the Securities Act of 1933, as amended, pursuant to Rule 903, as a sale by the issuer in an offshore transaction. No underwriting or other commissions were paid in connection with the issuance of these shares. No forms of conversion or exercise options are attached to the shares.

Cancellation of Securities

During the year ended December 31, 2013, the Company had not cancelled any common shares and the outstanding shares issued are 32,219,996 (2012: 12,864,996).

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

Results of Operations

Two Years Ended December 31, 2013 and 2012

Revenue

The Company had no revenues in 2013 and 2012.

General and administrative expenses

General and administrative expenses decreased to $76,051 for the year 2013, from $137,430 for the year 2012, a decrease of $61,379. Of these amounts, $60,000 and $36,775 related to the value of cash and share based compensation to our directors and secretary in each of 2013 and 2012, respectively. In addition, a substantial portion of our expenses for the year ended December 31, 2013 related to accounting service fees, audit fees, professional service fees and transfer agent fees, and for the year ended December 31, 2012 related to audit fees, professional service fees and transfer agent fees.

Other Income

For the year 2013, the Company recorded other income of $nil compared to $36,052 for the year 2012. The decrease in other income is $36,052 during the period.

Income Tax

No income tax was provided for the year 2013 and 2012.

Net loss

The net loss for the year 2013 was $76,051, compared to the net loss of $101,378 in 2012, a decrease of $25,327.

Liquidity and Capital Resources

As shown in the accompanying financial statements, the Company had an accumulated loss of $987,061 as of December 31, 2013 compared to the accumulated loss of $911,010 for the year ended December 31, 2012. There was a working capital deficit of $73,106 on December 31, 2013 and it was $123,830 as of December 31, 2012. It decreased $50,724.

Operating Activities

No net cash was used in operating activities for the year 2013 and 2012, due to the fact that we had no operations in 2013 and 2012.

Investing Activities

No net cash was used in investing activities for the year 2013 and 2012. The Company did not purchase any property or equipment in 2013 and 2012.

Financing Activities

No net cash was used in financing activities for the year 2013 and 2012.

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

We engaged Dominic K.F. Chan & Co. [now known as DCAW (CPA) Limited] as our independent accountant on August 20, 2012. The decision to engage Dominic K.F. Chan & Co. was recommended and approved by the Company’s Board of Directors.

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

Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013 based on criteria established under the COSO framework, an integrated framework for evaluation of internal controls issued to identify the risks and control objectives related to the evaluation of the control environment by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation described above, management has concluded that our internal control over financial reporting was not effective as of December 31, 2013. We have limited resources and we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow we will hire skilled professionals that will enable us to implement adequate segregation of duties within the internal control framework.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Item a. Unregistered Sales of Equity Securities and Use of Proceeds

On January 4, 2013, we issued 6.0 million shares of our common stock to Dragon Wings Communications Limited valued at US$149,015.

On December 2, 2013, we issued 13,355,000 shares of our common stock to Stephen Tang, Francis Bok and Angel Lai valued at US$66,775 in lieu of cash compensation for director and secretary service from May 21, 2012 to June 30, 2013.

Item b. Changes in Securities and Use of Proceeds

None.

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

Mr. Stephen Tang, Chief Executive Officer, President & Director

Mr. Tang is the Chairman of Mega Pacific Capital, Inc., a finance and investment consulting firm since 2005. Mr. Tang was the director and Chairman of Financial Telecom Limited (USA), Inc. (later changed its name to MKA Capital, Inc. then Sancon Resources Recovery, Inc.).  Mr. Tang is currently the Vice President of the Hong Kong Information Technology Federation and a director of Professional Commons, a think tank in Hong Kong. Mr. Tang is a graduate of  Hong Kong Baptist University and received his MBA from the Asian Institute of Management in Manila, Philippines, in 1976.

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

Code of Ethics

The Company has Standards of Ethical Conduct Policy (“Code of Ethics”) that applies to all employees and directors, including the Chairman, Chief Executive Officer, and Chief Financial Officer. The Code of Ethics is included in this report as Exhibit 14.1.

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

Officers’ compensation

On May 21, 2012, Stephen Tang and Francis Bok were appointed CEO and CFO, respectively. Messrs. Tang and Bok will each receive a salary of $24,000 per year to be paid in shares of the Company’s common stock. On December 2, 2013, the Company issued in total 10,684,000 shares (each of 5,342,000 shares) of our common stock to Messrs. Tang and Bok valued at US$53,420 for the director fee from May 21, 2012 to June 30, 2013.

Directors’ compensation

The Directors have not been compensated as of December 31, 2013.

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

None.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners

The following table sets forth as of January 31, 2014, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than five percent (5%) of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock	Stephen Tang, CEO, Pres. & Dir.	5,342,000	16.6%
Common Stock	Frances Bok, CFO & Dir	5,342,000	16.6%
Common Stock	Angel Lai	2,671,000	8.3%
Common Stock	Jack Chen G/F No 628 Suide Rd Shanghai 200333 China	2,000,000	6.2%
Common Stock	Dragon Wings Suite D, 19/F., Ritz Plaza, 122 Austin Road, Kowloon, Hong Kong	9,062,418(3)	23.7%
Common Stock	Lewis and Roca LLP 19/F, 40 North Central Avenue, Phoenix, Arizona 85004-4429, USA	3,000,000	9.3%
Common Stock	All Directors and Officers as a Group (2 persons)	10,684,000	33.2%

(1)	Unless otherwise indicated, based on 38,219,996 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Unless indicated otherwise, the address of the shareholder is c/o Sancon Resources Recovery, Inc., 602 Nan Fung Tower, Suite 6/F, 88 Connaught Road central, Central District, Hong Kong.

(3)	On January 11, 2013, as part of a settlement agreement, the Company issued 6,000,000 shares of its common stock to Dragon Wings. In addition and in accordance with the settlement agreement, the Company issued options to Dragon Wings to purchase 6,000,000 shares of its common stock for $0.01 per share. The options may be exercised at any time within five years from the settlement date. The beneficial amount of 12,000,000 shares includes the unexercised options of 6,000,000 shares owned by Dragon Wings.

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

Our directors have advanced funds on an interest-free basis, with no maturity date, from appointment for working. Amount advanced totaled $29,346 in 2013, Mr. Tang and Mr. Bok advanced amount for director fee, professional service fees and transfer agent fees.

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

The following table presents fees for professional services rendered by our auditors for the periods ended December 31, 2013 and 2012:

Services Performed	2013	2012
Audit Fees	$4,436	$4,667
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total Fees	$4,436	$4,667

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following Exhibits are filed as part of this report.

Exhibit Number	Description of Document

3.1	Articles of Incorporation of Financial Telecom Limited (USA), Inc.
3.2	Amended and Restated Bylaws of Financial Telecom Limited (USA), Inc.
10.1	Agreement between Hong Kong Futures Exchange Limited and Financial Telecom Limited
10.2	Market Service Datafeed Agreement between Stock Exchange Information Services Limited and Financial Telecom Limited
10.3	Option agreement dated December 14, 2004 between Fintel Group Limited and shareholders of Shanghai Longterms Technology Limited.
10.4	Option agreement dated January 5, 2005 between Fintel Group Limited and shareholders of Beijing JCL Technology Commerce Limited.
10.5	Option agreement dated January 20, 2005 between Fintel Group Limited and shareholders of Shanghai Qianhou Computer Technology Limited.
10.6	Independent contractor agreement between Fintel Group Limited and Mr. Sam Chong Keen.
10.7	Independent contractor agreement between Fintel Group Limited and Info Media Company.
10.8	Independent contractor agreement between Fintel Group Limited and China Digital Distribution Limited.
10.9	Sales and purchase agreement dated March 25, 2005 between Fintel Group Limited and shareholders of Enjoy Media Holdings Limited
10.10	Sales and purchase agreement dated April 25, 2005 between Fintel Group Limited and shareholders of Beijing Genial Technology Co. Ltd.
10.11	Option agreement dated March 7, 2005 between Fintel Group Limited and shareholders of Beijing Sinoskyline technology Trading Co. Ltd.
10.12	Settlement agreement dated December 5, 2012 between Sancon Resources Recovery, Inc. and Dragon Wings Communications Limited.
10.13	Notice of Dismissal dated January 11, 2013 issued by the United States Bankruptcy Court, District of Nevada.
10.14	Service Agreement, dated May 31, 2013, between Sancon Resources Recovery, Inc. and Fintel (USA) Ltd.
14.1	Code of Ethics
21.1	Subsidiaries of the registrant
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at December 31, 2013 and 2012, (ii) Statement of Operations for the years ended December 31, 2013 and 2012, (iii) Statement of Cash Flows for the years ended December 31, 2013 and 2012, and (iv) Notes to Financial Statements.

*Filed herewith.

(1)	Incorporated herein by reference to the registrant’s initial Registration Statement on Form 10-SB (File No. 000-50760) filed on May 13, 2004.
(2)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-KSB (File No. 000-50760) filed April 15, 2005.
(3)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-QSB (File No. 000-50760) filed May 6, 2005.
(4)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-QSB (File No. 000-50760) filed August 6, 2005.
(5)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K/A (File No. 000-50760) filed November 29, 2005.
(6)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K/A (File No. 000-50760) filed January 25, 2006.
(7)	Incorporated herein by reference to the registrant’s Proxy Statement (File No. 000-50760) filed December 6, 2005.
(8)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-KSB (File No. 000-50760) filed April 26, 2006.
(9)	Incorporated by reference to the Exhibits to our Form 10-Q filed on May 17, 2016
(10)	Incorporated by reference to the Exhibits to our Form 10-Q filed on May 23, 2016

SANCON RESOURCES RECOVERY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of

Sancon Resources Recovery, Inc.

We have audited the accompanying balance sheet of Sancon Resources Recovery, Inc. (the Company”) as of December 31, 2013 and the related statement of income, stockholders’ equity and cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the respective financial position of Sancon Resources Recovery, Inc. as of December 31, 2013, and the results of their operations and their cash flows for the year ended December 31, 2013, in conformity with the accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company is currently dormant, and has the accumulated deficits as of December 31, 2013 and 2012 and no source of revenue, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dominic. K.F. Chan & Co.

Dominic. K.F. Chan & Co.,

Certified Public Accountants

Hong Kong, China

April 29, 2016

SANCON RESOURCES RECOVERY, INC.

BALANCE SHEETS

AS OF DECEMBER 31, 2013 AND 2012

(United States dollars, except number of shares, per share data and unless otherwise stated)

Assets
	As at
	December 31, 2013	December 31, 2012
Current assets
Cash and cash equivalents	$–	$–
Other current assets	–	–
Advance and prepayment	4,829	10,498
Total assets and total assets	$4,829	$10,498

Liabilities and Stockholders' Equity

Liabilities
Current liabilities
Due to related parties	$62,232	$62,306
Accrued expenses and other payables	15,703	72,022
Total current liability and total liability	$77,935	$134,328

Stockholders' deficit
Share capital authorized: 500,000,000 common shares, par value $0.001 per share issued and outstanding: 32,219,996 shares as of December 31, 2013 (12,864,996 shares as of December 31, 2012)	$32,220	$12,865
Additional paid-in capital	792,720	685,300
Share option reserves	89,015	89,015
Accumulated losses	(987,061)	(911,010)
Total stockholders' deficit	(73,106)	(123,830)
Total liabilities & stockholders' equity	$4,829	$10,498

The accompanying notes are an integral part of these audited financial statements

SANCON RESOURCES RECOVERY, INC.

STATEMENTS OF INCOME

FOR THE YEAR ENDED DECEMBER 31, 2013 AND 2012

(United States dollars, except number of shares, per share data and unless otherwise stated)

	For the years ended December 31,
	2013	2012

Revenue	$–	$–

Operating Expenses
General and administrative expenses	76,051	137,430
Total operating expenses	76,051	137,430
Operating loss	(76,051)	(137,430)

Other income (expense)
Other income, net	–	36,052
Total other income	–	36,052

Loss before income taxes	(76,051)	(101,378)

Income taxes	–	–

Net loss	(76,051)	(101,378)
	–	–

Loss per share:
Basic loss per share	$(0.004)	$(0.01)
Basic weighted average shares outstanding	18,799,243	12,864,996
Diluted loss per share	$(0.004)	$(0.01)
Diluted weighted average shares outstanding	21,422,254	15,527,114

The accompanying notes are an integral part of these audited financial statements

 SANCON RESOURCES RECOVERY, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

(United States dollars, except number of shares, per share data and unless otherwise stated)

	Common Shares	Common Stock	Additional Paid in Capital	Share Option Reserves	Deferred Compensation	Accumulated losses	Total

Balance as of December 31, 2011	12,864,996	$12,865	$685,300	$–	$(93,600)	$(809,632)	$(205,067)

Amortization of deferred compensation	–	–	–	–	93,600	–	93,600

Share option granted	–	–	–	89,015	–	–	89,015

Net loss for the year	–	–	–	–	–	(101,378)	(101,378)

Balance as of December 31, 2012	12,864,996	12,865	685,300	89,015	–	(911,010)	(123,830)

Issuance of shares	19,355,000	19,355	107,420	–	–	–	126,775

Net loss for the year	–	–	–	–	–	(76,051)	(76,051)

Balance as of December 31, 2013	32,219,996	$32,220	$792,720	$89,015	$–	$(987,061)	$(73,106)

The accompanying notes are an integral part of these audited financial statements

SANCON RESOURCES RECOVERY, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2013 and 2012

(United States dollars, except number of shares, per share data and unless otherwise stated)

	For the years ended December 31,
	2013	2012

Cash Flows from Operating Activities
Net loss	$(76,051)	$(101,378)
Adjustments to reconcile net income to net cash flows provided by operating activities:
Share based payment	30,000	36,775
Amortization of deferred compensation	–	93,600
Changes in current assets and liabilities, net of business acquisition:
Decrease /(increase) in other current assets	5,669	(10,498)
Increase /(decrease) in other current liabilities	40,382	(18,499)
Net cash used in Operating Activities	–	–

Cash Flows from Investing Activities
Purchase of property and equipment	–	–
Net cash flows used in Investing Activities	–	–

Cash Flows from Financing Activities
Issuance of shares	–	–
Net cash flows used in Financing Activities	–	–

Effect of exchange rate changes on cash	–	–

Net increase in cash & cash equivalents	–	–

Cash & cash equivalent at start of year	–	–
Cash & cash equivalent at end of year	$–	$–

Noncash Investing and Financing Transactions
Settlement of amount due to related parties by issuing shares	$66,775	$–
Settlement of other payable by issuing shares	$60,000	$–
Settlement of other payable by issuing share options	$–	$89,015

The accompanying notes are an integral part of these audited financial statements

SANCON RESOURCES RECOVERY, INC.

NOTES TO FINANCIAL STATEMENTS

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

NOTE 2 SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTES TO FINANCIAL STATEMENTS

(United States dollars, except number of shares, per share data and unless otherwise stated)

NOTE 2 SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

STOCK BASED COMPENSATION

As of December 31, 2013, the Company did not issue any stock options. For the year 2012, the Company issued 6,000,000 shares of stock options to a shareholder for settlement of payable and capitalized $89,015 in share option reserves.

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

NOTE 3 LEGAL PROCEEDINGS

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

SANCON RESOURCES RECOVERY, INC.

NOTES TO FINANCIAL STATEMENTS

(United States dollars, except number of shares, per share data and unless otherwise stated)

NOTE 4 GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, after the disposal of its operating subsidiaries on October 31, 2011 and became dormant afterwards, the Company has the stockholders’ deficits of $73,106 and $123,830 for the year ended December 31, 2013 and 2012 respectively. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans, additional sales of its common stock or through a possible business combination. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 5 RELATED PARTY TRANSACTIONS

Net amounts due from / (to) related parties are as follows:

	As at
	December 31, 2013	December 31, 2012

Due from Related companies in advance and prepayment	$4,829	$10,219

Due to Directors	(40,489)	(40,563)
Due to Shareholder	(1,230)	(1,230)
Due to Related companies	(20,513)	(20,513)
	(62,232)	(62,306)

NOTE 6 STOCKHOLDERS’ EQUITY

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

Share based compensation

On October 15, 2007, the Company entered into a ten year service agreement with Lyons Capital LLC. In connection with this agreement, Lyons Capital LLC will receive 300,000 shares of Restricted, RULE 144 Stock, for services rendered or to be rendered in the future. The Company issued shares on March 10, 2008 and recorded at the fair market value of $156,000. This amount will be amortized over a period of ten years from January 01, 2008. As of December 31, 2012, the vesting period of unamortized amount of $93,600 included under deferred compensation was accelerated upon the termination of service agreement. For the year ended December 31, 2013 and 2012, the Company recorded $nil and $93,600 in consulting expense respectively. The deferred compensation was fully amortized in December 31, 2012.

On May 21, 2012, Mr. Stephen Tang was elected to be the director and CEO of the Company and Mr. Francis Bok was elected to be the director and CFO of the Company. Mr. Stephen Tang and Mr. Francis Bok will receive corporate salary of $24,000 per year each that paid in stock. As of December 31, 2013 and December 31, 2012, the Company recorded $24,000 and $29,420 in due to related parties. This is a stock subscription liability. On December 31, 2013, the Company issued in total 10,684,000 shares (each of 5,342,000 shares) of Restricted, RULE 144 Stock to Mr. Stephen Tang and Mr. Francis Bok for the director fee from May 21, 2012 to June 30, 2013. The shares were issued at $0.005 per shares of $53,420. Since July 1, 2013, no further share based compensation was recognized as the Company planned to settle the director fees by cash afterwards.

On May 21, 2012, the Company prescribes the issuance of stock in lieu of salary for $12,000 per year with an employee. As of December 31, 2013 and December 31, 2012, the Company recorded $6,000 and $7,355 in other payables. This is a stock subscription liability. On December 31, 2013, the Company issued in total 2,671,000 shares of Restricted, RULE 144 Stock to an employee for the secretary fee from May 21, 2012 to June 30, 2013. The shares were issued at $0.005 per shares of $13,355. Since July 1, 2013, no further share based compensation was recognized as the Company planned to settle the secretary fees by cash afterwards.

SANCON RESOURCES RECOVERY, INC.

NOTES TO FINANCIAL STATEMENTS

(United States dollars, except number of shares, per share data and unless otherwise stated)

NOTE 6 STOCKHOLDERS’ EQUITY (CONTINUED)

Stock Options

The following summary presents the options granted, exercised, expired and outstanding at December 31, 2013 and 2012:

Options Outstanding
Outstanding, December 31, 2011	–
Granted on December 5, 2012	6,000,000
Forfeited/Cancelled	–
Exercised	–
Outstanding, December 31, 2013 and 2012	6,000,000

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

NOTE 7 INCOME TAXES

The Company is registered in the State of Nevada. Before the disposal of its operating subsidiaries on October 31, 2011, the Company had operations in primarily four tax jurisdictions –the Australia, China, British Virgin Island and the United States. For certain operations in the United States of America, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses from its US public shell as of December 31, 2013 and December 31, 2012. No valuation allowance is recorded against the deferred tax asset as at December 31, 2013 and 2012 under this entity.

The components of income before income taxes and non-controlling interest are as follows:

	2013	2012

Loss subject to United States	$(76,051)	$(101,378)
Net loss before income tax and non-controlling interest	$(76,051)	$(101,378)

United States of America

As of December 31, 2013, the Company in the United States of America had approximately $7,851,806 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carry forwards in certain situations when changes occur in the stock ownership of a company. In the event the Company has a change in ownership, utilization of carry forwards could be restricted. The deferred tax assets for the United States entity at December 31, 2013 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the United States of America as of December 31, 2013 and 2012.

	2013	2012
Net Operating Loss Carry forwards	$7,851,806	$7,805,755

Total Deferred Tax Assets	2,669,614	2,653,957
Less: Valuation Allowance	(2,669,614)	(2,653,957)
Net Deferred Tax Assets	$–	$–

As of December 31, 2013, the Company does not have any unrecognized tax benefits and no corresponding interest or penalties. The Company's policy is to record interest and penalties as income tax expense.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the May 24, 2016.

SANCON RESOURCES RECOVERY, INC.

By:	/s/ Stephen Tang
Stephen Tang President and Director (Chief Executive Officer0

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stephen Tang	President: Director	May 24, 2016
Stephen Tang	(Chief Executive Officer

/s/ Francis Bok	Director	May 24, 2016
Francis Bok

16

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation of Financial Telecom Limited (USA), Inc.
3.2	Amended and Restated Bylaws of Financial Telecom Limited (USA), Inc.
10.1	Agreement between Hong Kong Futures Exchange Limited and Financial Telecom Limited
10.2	Market Service Datafeed Agreement between Stock Exchange Information Services Limited and Financial Telecom Limited
10.3	Option agreement dated December 14, 2004 between Fintel Group Limited and shareholders of Shanghai Longterms Technology Limited.
10.4	Option agreement dated January 5, 2005 between Fintel Group Limited and shareholders of Beijing JCL Technology Commerce Limited.
10.5	Option agreement dated January 20, 2005 between Fintel Group Limited and shareholders of Shanghai Qianhou Computer Technology Limited.
10.6	Independent contractor agreement between Fintel Group Limited and Mr. Sam Chong Keen.
10.7	Independent contractor agreement between Fintel Group Limited and Info Media Company.
10.8	Independent contractor agreement between Fintel Group Limited and China Digital Distribution Limited.
10.9	Sales and purchase agreement dated March 25, 2005 between Fintel Group Limited and shareholders of Enjoy Media Holdings Limited
10.10	Sales and purchase agreement dated April 25, 2005 between Fintel Group Limited and shareholders of Beijing Genial Technology Co. Ltd.
10.11	Option agreement dated March 7, 2005 between Fintel Group Limited and shareholders of Beijing Sinoskyline technology Trading Co. Ltd.
10.12	Settlement agreement dated December 5, 2012 between Sancon Resources Recovery, Inc. and Dragon Wings Communications Limited.
10.13	Notice of Dismissal dated January 11, 2013 issued by the United States Bankruptcy Court, District of Nevada.
10.14	Service Agreement, dated May 31, 2013, between Sancon Resources Recovery, Inc. and Fintel (USA) Ltd.
14.1	Code of Ethics
21.1	Subsidiaries of the registrant
31.1*	Certification of President
31.2*	Certification of Director
32.1*	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at December 31, 2013 and 2012, (ii) Statement of Operations for the years ended December 31, 2013 and 2012, (iii) Statement of Cash Flows for the years ended December 31, 2013 and 2012, and (iv) Notes to Financial Statements.

___________________________

*Filed herewith

(1)	Incorporated herein by reference to the registrant’s initial Registration Statement on Form 10-SB (File No. 000-50760) filed on May 13, 2004.
(2)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-KSB (File No. 000-50760) filed April 15, 2005.
(3)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-QSB (File No. 000-50760) filed May 6, 2005.
(4)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-QSB (File No. 000-50760) filed August 6, 2005.
(5)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K/A (File No. 000-50760) filed November 29, 2005.
(6)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K/A (File No. 000-50760) filed January 25, 2006.
(7)	Incorporated herein by reference to the registrant’s Proxy Statement (File No. 000-50760) filed December 6, 2005.
(8)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-KSB (File No. 000-50760) filed April 26, 2006.
(9)	Incorporated by reference to the Exhibits to our Form 10-Q filed on May 17, 2016
(10)	Incorporated by reference to the Exhibits to our Form 10-Q filed on May 23, 2016

F-17