Form 10-K
period 2014-12-31
Sancon Resources Recovery, Inc.
filed 2016-06-06
CIK 1288195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer □ Accelerated filer □

Non-accelerated filer □ Smaller Reporting Company ■

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ■ Yes □ No

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2014 was approximately $377,300 (based upon a closing price of $0.02 per share, as reported on Yahoo Finance). As of December 31, 2014, there were 32,219,996 shares of the registrant’s common stock outstanding.

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

The accompanying financial statements present the historical financial condition, results of operations and cash flows of Sancon as of December 31, 2014.

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

Registered Name (business is conducted under the registered names)	Domicile	Owner	% held
Sancon Recycling Pty Ltd. (“Sancon AU” hereinafter) Status: The company was under administration and wound up by the directors.	Australia	Sancon	100
Sancon Resources Recovery (Shanghai) Co., Ltd. ("Sancon SH" hereinafter) Status: The shareholding was sold to Mr. Jack Chen on October 31, 2011.	Shanghai	Sancon	70
Crossover Solutions Inc. ("CS" hereinafter) Status: The shareholding was sold to Mr. Jack Chen on October 31, 2011.	British Virgin Island	Sancon	100
Sheng Rong Environment Protection Technology Co., Ltd. (“Shanghai Sheng Rong” hereinafter) Status: The company was owned by Sancon SH which was sold to Mr. Jack Chen on October 31, 2011.	Shanghai	Sancon SH	52

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

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing, and the dilution of interest for current stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve tax free reorganization.

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

Intellectual Property

None.

Employees

As of December 31, 2014, the Company had one employee, Angel Lai.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.     PROPERTIES

The Company does not own or have any leased property as of December 31, 2014. The corporate office is provided to the Company by Fintel (USA) Limited. Mr. Tang, the CEO and President of the Company, is a principal owner of Fintel (USA).

ITEM 3.     LEGAL PROCEEDINGS

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during fiscal year 2014.

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

	Fiscal 2014		Fiscal 2013
Quarter	$ High Closing Price	$ Low Closing Price	$ High Closing Price	$ Low Closing Price
First	0.05	0.010	0.03	0.010
Second	0.04	0.010	0.04	0.010
Third	0.03	0.006	0.03	0.004
Fourth	0.02	0.005	0.03	0.010

Holders of the Company’s Stock

The Company has issued common stock only. On December 31, 2014, the total number of holders of record as according to our transfer agent was approximately 383.

Dividends

We did not pay any cash dividends on our common stock for fiscal year ended on December 31, 2014.

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

Cancellation of Securities

During the year ended December 31, 2014, the Company had not cancelled any common shares and the outstanding share issued is 32,219,996 (2013: 32,219,996).

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

Results of Operations

Two Years Ended December 31, 2014 and 2013

Revenue

The Company had no revenues in 2014 and 2013.

General and administrative expenses

General and administrative expenses decreased to $73,665 for the year 2014, from $76,051 for the year 2013, a decrease of $2,386. Of these amounts, $60,000 related to the value of cash and share based compensation to our directors and secretary in each of 2014 and 2013, respectively. In addition, a substantial portion of our expenses for the year, respectively, ended December 31, 2014 and December 31, 2013 related to accounting service fees, audit fees, professional service fees and transfer agent fees.

Income Tax

No income tax was provided for the year 2014 and 2013.

Net loss

The net loss for the year 2014 was $73,665, compared to the net loss of $76,051 in 2013, a decrease of $2,386.

Liquidity and Capital Resources

As shown in the accompanying financial statements, the Company had an accumulated loss of $1,060,726 as of December 31, 2014 compared to the accumulated loss of $987,061 for the year ended December 31, 2013. There was a working capital deficit of $146,771 on December 31, 2014 and it was $73,106 as of December 31, 2013. It increased $73,665.

Operating Activities

No net cash was used in operating activities for the year 2014 and 2013, due to the fact that we had no operations in 2014 and 2013.

Investing Activities

No net cash was used in investing activities for the year 2014 and 2013. The Company did not purchase any property or equipment in 2014 and 2013.

Financing Activities

No net cash was used in financing activities for the year 2014 and 2013.

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

Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014 based on criteria established under the COSO framework, an integrated framework for evaluation of internal controls issued to identify the risks and control objectives related to the evaluation of the control environment by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation described above, management has concluded that our internal control over financial reporting was not effective as of December 31, 2014. We have limited resources and we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow we will hire skilled professionals that will enable us to implement adequate segregation of duties within the internal control framework.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

Item a. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item b. Changes in Securities and Use of Proceeds

None.

Item c. Defaults Upon Senior Securities

None.

Item d. Submission of Matters to a Vote of Security Holders

None.

Item e. Other Information

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification and Backgrounds of Directors and Officers

Name	Age	Principal Position	Appointment date
Stephen Tang	62	CEO, President, Director	May 21, 2012
Francis Bok	48	CFO, Director	May 21, 2012

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

Family relationships

There are no family relationships among any of our directors or executive officers.

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

ITEM 11.     EXECUTIVE COMPENSATION

Officers’ compensation

On May 21, 2012, Stephen Tang and Francis Bok were appointed CEO and CFO, respectively. Messrs. Tang and Bok will each receive a salary of $24,000 per year to be paid in shares of the Company’s common stock. Messrs. Tang and Bok have not been compensated as of December 31, 2014.

Directors’ compensation

The Directors have not been compensated as of December 31, 2014.

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

Securities authorized for issuance under Equity Compensation Plans

None.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners

The following table sets forth as of January 31, 2015, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than five percent (5%) of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Common Stock	Stephen Tang, CEO, Pres. & Dir.	5,342,000		16.6%
Common Stock	Frances Bok, CFO & Dir	5,342,000		16.6%
Common Stock	Angel Lai	2,671,000		8.3%
Common Stock	Jack Chen G/F No 628 Suide Rd Shanghai 200333 China	2,000,000		6.2%
Common Stock	Dragon Wings Suite D, 19/F., Ritz Plaza, 122 Austin Road, Kowloon, Hong Kong	9,062,418	(3)	23.7%
Common Stock	Lewis and Roca LLP 19/F, 40 North Central Avenue, Phoenix, Arizona 85004-4429, USA	3,000,000		9.3%
Common Stock	All Directors and Officers as a Group (2 persons)	10,684,000		33.2%

(1)	Unless otherwise indicated, based on 38,219,996 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Unless indicated otherwise, the address of the shareholder is c/o Sancon Resources Recovery, Inc., 602 Nan Fung Tower, Suite 6/F, 88 Connaught Road central, Central District, Hong Kong.

(3)	On January 11, 2013, as part of a settlement agreement, the Company issued 6,000,000 shares of its common stock to Dragon Wings. In addition and in accordance with the settlement agreement, the Company issued options to Dragon Wings to purchase 6,000,000 shares of its common stock for $0.01 per share. The options may be exercised at any time within five years from the settlement date. The beneficial amount of 12,000,000 shares includes the unexercised options of 6,000,000 shares owned by Dragon Wings.

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our directors have advanced funds on an interest-free basis, with no maturity date, from appointment for working. Amount advanced totaled $50,665 in 2014, Mr. Tang and Mr. Bok advanced amount for director fee, professional service fees and transfer agent fees.

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

The following table presents fees for professional services rendered by our auditors for the periods ended December 31, 2014 and 2013:

Services Performed	2014	2013
Audit Fees	$2,436	$4,436
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total Fees	$2,436	$4,436

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following Exhibits are filed as part of this report.

Exhibit Number	Description of Document

3.1	Articles of Incorporation of Financial Telecom Limited (USA), Inc.
3.2	Amended and Restated Bylaws of Financial Telecom Limited (USA), Inc.
10.1	Agreement between Hong Kong Futures Exchange Limited and Financial Telecom Limited
10.2	Market Service Datafeed Agreement between Stock Exchange Information Services Limited and Financial Telecom Limited
10.3	Option agreement dated December 14, 2004 between Fintel Group Limited and shareholders of Shanghai Longterms Technology Limited.
10.4	Option agreement dated January 5, 2005 between Fintel Group Limited and shareholders of Beijing JCL Technology Commerce Limited.
10.5	Option agreement dated January 20, 2005 between Fintel Group Limited and shareholders of Shanghai Qianhou Computer Technology Limited.
10.6	Independent contractor agreement between Fintel Group Limited and Mr. Sam Chong Keen.
10.7	Independent contractor agreement between Fintel Group Limited and Info Media Company.
10.8	Independent contractor agreement between Fintel Group Limited and China Digital Distribution Limited.
10.9	Sales and purchase agreement dated March 25, 2005 between Fintel Group Limited and shareholders of Enjoy Media Holdings Limited
10.10	Sales and purchase agreement dated April 25, 2005 between Fintel Group Limited and shareholders of Beijing Genial Technology Co. Ltd.
10.11	Option agreement dated March 7, 2005 between Fintel Group Limited and shareholders of Beijing Sinoskyline technology Trading Co. Ltd.
10.12	Settlement agreement dated December 5, 2012 between Sancon Resources Recovery, Inc. and Dragon Wings Communications Limited.
10.13	Notice of Dismissal dated January 11, 2013 issued by the United States Bankruptcy Court, District of Nevada.
10.14	Service Agreement, dated May 31, 2013, between Sancon Resources Recovery, Inc. and Fintel (USA) Ltd.
14.1	Code of Ethics
21.1	Subsidiaries of the registrant
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at December 31, 2014 and 2013, (ii) Statement of Operations for the years ended December 31, 2014 and 2013, (iii) Statement of Cash Flows for the years ended December 31, 2014 and 2013, and (iv) Notes to Financial Statements.

*Filed herewith.

(1)	Incorporated herein by reference to the registrant’s initial Registration Statement on Form 10-SB (File No. 000-50760) filed on May 13, 2004.
(2)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-KSB (File No. 000-50760) filed April 15, 2005.
(3)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-QSB (File No. 000-50760) filed May 6, 2005.
(4)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-QSB (File No. 000-50760) filed August 6, 2005.
(5)	Incorporated herein by reference to the registrant’s Current Report on Form 8K/A (File No. 000-50760) filed November 29, 2005.
(6)	Incorporated herein by reference to the registrant’s Current Report on Form 8K/A (File No. 000-50760) filed January 25, 2006.
(7)	Incorporated herein by reference to the registrant’s Proxy Statement (File No. 000-50760) filed December 6, 2005.
(8)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-KSB (File No. 000-50760) filed April 26, 2006.
(9)	Incorporated by reference to the Exhibits to our Form 10-Q filed on May 17, 2016
(10)	Incorporated by reference to the Exhibits to our Form 10-Q filed on May 23, 2016

SANCON RESOURCES RECOVERY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of

Sancon Resources Recovery, Inc.

We have audited the accompanying balance sheet of Sancon Resources Recovery, Inc. (the Company”) as of December 31, 2014 and the related statement of income, stockholders’ equity and cash flows for the year ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the respective financial position of Sancon Resources Recovery, Inc as of December 31, 2014, and the results of their operations and their cash flows for the year ended December 31, 2014, in conformity with the accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company is currently dormant, and has the accumulated deficits as of December 31, 2014 and 2013 and no source of revenue, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dominic. K.F. Chan & Co.

Dominic. K.F. Chan & Co.,

Certified Public Accountants

Hong Kong, China

April 29, 2016

SANCON RESOURCES RECOVERY, INC.

BALANCE SHEETS

AS OF DECEMBER 31, 2014 AND 2013

(United States dollars, except number of shares, per share data and unless otherwise stated)

Assets
	As at
	December 31, 2014	December 31, 2013
Current assets
Cash and cash equivalents	$–	$–
Other current assets	–	–
Advance and prepayment	–	4,829
Total current assets and total assets	$–	$4,829

Liabilities and Stockholders' Equity

Liabilities
Current liabilities
Due to related parties	$112,897	$62,232
Accrued expenses and other payables	33,874	15,703
Total current liability and total liability	$146,771	$77,935

Stockholders' deficit
Share capital authorized: 500,000,000 common shares, par value $0.001 per share Issued and outstanding: 32,219,996 shares as of December 31, 2014 and 2013	$32,220	$32,220
Additional paid-in capital	792,720	792,720
Share option reserves	89,015	89,015
Accumulated losses	(1,060,726)	(987,061)
Total stockholders' deficit	(146,771)	(73,106)
Total liabilities & stockholders' equity	$–	$4,829

The accompanying notes are an integral part of these audited financial statements

 SANCON RESOURCES RECOVERY, INC.

STATEMENTS OF INCOME

FOR THE YEAR ENDED DECEMBER 31, 2014 AND 2013

(United States dollars, except number of shares, per share data and unless otherwise stated)

	For the years ended December 31,
	2014	2013

Revenue	$–	$–

Operating Expenses
General and administrative expenses	73,665	76,051
Total operating expenses	73,665	76,051

Loss before income taxes	(73,665)	(76,051)

Income taxes	–	–

Net loss	$(73,665)	$(76,051)

Loss per share:
Basic loss per share	$(0.002)	$(0.004)
Basic weighted average shares outstanding	32,219,996	18,799,243
Diluted loss per share	$(0.002)	$(0.004)
Diluted weighted average shares outstanding	35,049,264	21,422,254

The accompanying notes are an integral part of these audited financial statements

SANCON RESOURCES RECOVERY, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(United States dollars, except number of shares, per share data and unless otherwise stated)

	Common Shares	Common Stock	Additional Paid in Capital	Share Option Reserves	Accumulated losses	Total

Balance as of December 31, 2012	12,864,996	$12,865	$685,300	$89,015	$(911,010)	$(123,830)

Issuance of shares	19,355,000	19,355	107,420	–	–	126,775

Net loss for the year	–	–	–	–	(76,051)	(76,051)

Balance as of December 31, 2013	32,219,996	32,220	792,720	89,015	(987,061)	(73,106)

Net loss for the year	–	–	–	–	(73,665)	(73,665)

Balance as of December 31, 2014	32,219,996	$32,220	$792,720	$89,015	$(1,060,726)	$(146,771)

The accompanying notes are an integral part of these audited financial statements

SANCON RESOURCES RECOVERY, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2014 and 2013

(United States dollars, except number of shares, per share data and unless otherwise stated)

	For the years ended December 31,
	2014	2013

Cash Flows from Operating Activities
Net loss	$(73,665)	$(76,051)
Adjustments to reconcile net income to net cash flows provided by operating activities:
Share based payment	–	30,000

Changes in current assets and liabilities, net of business acquisition:
Decrease in other current assets	4,829	5,669
Increase in other current liabilities	68,836	40,382
Net cash used in Operating Activities	–	–

Cash Flows from Investing Activities
Purchase of property and equipment	–	–
Net cash flows used in Investing Activities	–	–

Cash Flows from Financing Activities
Issuance of shares	–	–
Net cash flows used in Financing Activities	–	–

Effect of exchange rate changes on cash	–	–

Net increase in cash & cash equivalents	–	–

Cash & cash equivalent at start of year	–	–
Cash & cash equivalent at end of year	$–	$–

Noncash Investing and Financing Transactions
Settlement of amount due to related parties by issuing shares	$–	$66,775
Settlement of other payable by issuing shares	$–	$60,000

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

STOCK BASED COMPENSATION

As of December 31, 2014 and 2013, the Company did not issue any stock options.

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

SANCON RESOURCES RECOVERY, INC.

NOTES TO FINANCIAL STATEMENTS

(United States dollars, except number of shares, per share data and unless otherwise stated)

NOTE 4     GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, after the disposal of its operating subsidiaries on October 31, 2011 and became dormant afterwards, the Company has the stockholders’ deficits of $146,771 and $73,106 for the year ended December 31, 2014 and 2013 respectively. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans, additional sales of its common stock or through a possible business combination. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 5     RELATED PARTY TRANSACTIONS

Net amounts due from / (to) related parties are as follows:

	As at
	December 31, 2014	December 31, 2013

Due from Related companies in advance and prepayment	$–	$4,829

Due to Directors	(91,154)	(40,489)
Due to Shareholder	(1,230)	(1,230)
Due to Related companies	(20,513)	(20,513)
	$(112,897)	$(62,232)

NOTE 6     STOCKHOLDER’S EQUITY

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

Share based compensation

On May 21, 2012, Mr. Stephen Tang was elected to be the director and CEO of the Company and Mr. Francis Bok was elected to be the director and CFO of the Company. Mr. Stephen Tang and Mr. Francis Bok will receive corporate salary of $24,000 per year each that paid in stock. As of December 31, 2014 and December 31, 2013, the Company recorded $nil and $24,000 in due to related parties. This is a stock subscription liability. On December 31, 2013, the Company issued in total 10,684,000 shares (each of 5,342,000 shares) of Restricted, RULE 144 Stock to Mr. Stephen Tang and Mr. Francis Bok for the director fee from May 21, 2012 to June 30, 2013. The shares were issued at $0.005 per shares of $53,420. Since July 1, 2013, no further share based compensation was recognized as the Company planned to settle the director fees by cash afterwards.

On May 21, 2012, the Company prescribes the issuance of stock in lieu of salary for $12,000 per year with an employee. As of December 31, 2014 and December 31, 2013, the Company recorded $nil and $6,000 in other payables. This is a stock subscription liability. On December 31, 2013, the Company issued in total 2,671,000 shares of Restricted, RULE 144 Stock to an employee for the secretary fee from May 21, 2012 to June 30, 2013. The shares were issued at $0.005 per shares of $13,355. Since July 1, 2013, no further share based compensation was recognized as the Company planned to settle the secretary fees by cash afterwards.

SANCON RESOURCES RECOVERY, INC.

NOTES TO FINANCIAL STATEMENTS

(United States dollars, except number of shares, per share data and unless otherwise stated)

NOTE 6     STOCKHOLDER’S EQUITY (CONTINUED)

Stock Options

The following summary presents the options granted, exercised, expired and outstanding at December 31, 2014 and 2013:

Options Outstanding
Outstanding, December 31, 2012	6,000,000
Granted	–
Forfeited/Cancelled	–
Exercised	–
Outstanding, December 31, 2014 and 2013	6,000,000

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

NOTE 7     INCOME TAXES

The Company is registered in the State of Nevada. Before the disposal of its operating subsidiaries on October 31, 2011, the Company had operations in primarily four tax jurisdictions the Australia, China, British Virgin Island and the United States. For certain operations in the United States of America, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses from its US public shell as of December 31, 2014 and December 31, 2013. No valuation allowance is recorded against the deferred tax asset as at December 31, 2014 and 2013 under this entity.

The components of income before income taxes and non-controlling interest are as follows:

	2014	2013

Loss subject to United States	$(73,665)	$(76,051)
Net loss before income tax and non-controlling interest	$(73,665)	$(76,051)

United States of America

As of December 31, 2014, the Company in the United States of America had approximately $7,925,471 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carry forwards in certain situations when changes occur in the stock ownership of a company. In the event the Company has a change in ownership, utilization of carry forwards could be restricted. The deferred tax assets for the United States entity at December 31, 2014 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the United States of America as of December 31, 2014 and 2013.

	2014	2013
Net Operating Loss Carry forwards	$7,925,471	$7,851,806

Total Deferred Tax Assets	2,694,660	2,669,614
Less: Valuation Allowance	(2,694,660)	(2,669,614)
Net Deferred Tax Assets	$–	$–

As of December 31, 2014, the Company does not have any unrecognized tax benefits and no corresponding interest or penalties. The Company's policy is to record interest and penalties as income tax expense.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the June 6, 2016.

SANCON RESOURCES RECOVERY, INC.

By:	/s/ Stephen Tang
Stephen Tang President and Director (Chief Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Stephen Tang_________ Stephen Tang	President; Director (Chief Executive Officer)	June 6, 2016

/s/ Francis Bok __________ Francis Bok	Director (Chief Financial Officer)	June 6, 2016

18

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation of Financial Telecom Limited (USA), Inc.
3.2	Amended and Restated Bylaws of Financial Telecom Limited (USA), Inc.
10.1	Agreement between Hong Kong Futures Exchange Limited and Financial Telecom Limited
10.2	Market Service Datafeed Agreement between Stock Exchange Information Services Limited and Financial Telecom Limited
10.3	Option agreement dated December 14, 2004 between Fintel Group Limited and shareholders of Shanghai Longterms Technology Limited.
10.4	Option agreement dated January 5, 2005 between Fintel Group Limited and shareholders of Beijing JCL Technology Commerce Limited.
10.5	Option agreement dated January 20, 2005 between Fintel Group Limited and shareholders of Shanghai Qianhou Computer Technology Limited.
10.6	Independent contractor agreement between Fintel Group Limited and Mr. Sam Chong Keen.
10.7	Independent contractor agreement between Fintel Group Limited and Info Media Company.
10.8	Independent contractor agreement between Fintel Group Limited and China Digital Distribution Limited.
10.9	Sales and purchase agreement dated March 25, 2005 between Fintel Group Limited and shareholders of Enjoy Media Holdings Limited
10.10	Sales and purchase agreement dated April 25, 2005 between Fintel Group Limited and shareholders of Beijing Genial Technology Co. Ltd.
10.11	Option agreement dated March 7, 2005 between Fintel Group Limited and shareholders of Beijing Sinoskyline technology Trading Co. Ltd.
10.12	Settlement agreement dated December 5, 2012 between Sancon Resources Recovery, Inc. and Dragon Wings Communications Limited.
10.13	Notice of Dismissal dated January 11, 2013 issued by the United States Bankruptcy Court, District of Nevada.
10.14	Service Agreement, dated May 31, 2013, between Sancon Resources Recovery, Inc. and Fintel (USA) Ltd.
14.1	Code of Ethics
21.1	Subsidiaries of the registrant
31.1*	Certification of President
31.2*	Certification of Director
32.1*	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101*	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at December 31, 2014 and 2013, (ii) Statement of Operations for the years ended December 31, 2014 and 2013, (iii) Statement of Cash Flows for the years ended December 31, 2014 and 2013, and (iv) Notes to Financial Statements.

*Filed herewith

(1)	Incorporated herein by reference to the registrant’s initial Registration Statement on Form 10-SB (File No. 000-50760) filed on May 13, 2004.
(2)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-KSB (File No. 000-50760) filed April 15, 2005.
(3)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-QSB (File No. 000-50760) filed May 6, 2005.
(4)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-QSB (File No. 000-50760) filed August 6, 2005.
(5)	Incorporated herein by reference to the registrant’s Current Report on Form 8K/A (File No. 000-50760) filed November 29, 2005.
(6)	Incorporated herein by reference to the registrant’s Current Report on Form 8K/A (File No. 000-50760) filed January 25, 2006.
(7)	Incorporated herein by reference to the registrant’s Proxy Statement (File No. 000-50760) filed December 6, 2005.
(8)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-KSB (File No. 000-50760) filed April 26, 2006.
(9)	Incorporated by reference to the Exhibits to our Form 10-Q filed on May 17, 2016
(10)	Incorporated by reference to the Exhibits to our Form 10-Q filed on May 23, 2016

19