Form 10-Q
period 2015-06-30
Sancon Resources Recovery, Inc.
filed 2016-06-08
CIK 1288195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

________________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended June 30, 2015

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

Number of shares outstanding of each of the issuer’s classes of equity, as of June 30, 2015: 32,219,996 shares of Common Stock, par value US $0.001

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

2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SANCON RESOURCES RECOVERY, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	As at
	June 30, 2015	December 31, 2014
Assets
Advance and prepayment	–	–
Total current asset and total asset	$–	$–

Liability
Due to related parties	138,610	112,897
Accrued expenses and other payables	44,910	33,874
Total current liability and total liability	183,520	146,771

Stockholders' deficits
Share capital Authorized: 500,000,000 common shares, par value $0.001 per share Issued and outstanding: 32,219,996 shares as of June 30, 2015 and December 31, 2014	32,220	32,220
Additional paid-in capital	792,720	792,720
Share option reserves	89,015	89,015
Accumulated losses	(1,097,475)	(1,060,726)
Total stockholders’ deficits	(183,520)	(146,771)

Total liability& stockholders' deficits	$–	$–

The accompanying notes are an integral part of these unaudited condensed financial statements.

SANCON RESOURCES RECOVERY, INC.

CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

	For the three months periods ended June 30,		For the six months periods ended June 30,
	2015	2014	2015	2014
Net Revenue	$–	$–	$–	$–

Operating Expenses
General and Administrative expenses	18,293	17,883	36,749	36,587
Total operating expenses	18,293	17,883	36,749	36,587

Operating loss	(18,293)	(17,883)	(36,749)	(36,587)

Income tax expenses	–	–	–	–

Net loss	$(18,293)	$(17,883)	$(36,749)	$(36,587)

Loss per share
Basic loss per share	$–	$–	$–	$–
Basic weighted average shares outstanding	32,219,996	32,219,996	32,219,996	32,219,996
Diluted loss per share	$–	$–	$–	$–
Diluted weighted average shares outstanding	35,153,958	35,393,909	33,615,510	35,489,859

The accompanying notes are an integral part of these unaudited condensed financial statements.

SANCON RESOURCES RECOVERY, INC.

CONDENSED STATEMENTS OF CASH FLOW

(UNAUDITED)

For the six months periods ended June 30,
	2015	2014
Cash Flows from Operating Activities
Net loss	$(36,749)	$(36,587)

Adjustments to reconcile net income to net cash flows provided by operating activities:
Share based payment	–	–

Change in current assets and liabilities
Decrease in other current assets	–	4,829
Increase in other current liabilities	36,749	31,758
Net cash flows provided by operating activities	–	–

Cash Flows from Investing Activities
Purchase of property and equipment	–	–
Net cash flows used in Investing activities	–	–

Cash Flows from Financing Activities
Issuance of shares	–	–
Net cash flows used in financing activities	–	–

Effect of exchange rate changes on cash	–	–

Net Increase in Cash & Cash Equivalent	–	–

Cash & Cash Equivalent at start of period	$–	$–
Cash & Cash Equivalent at end of period	$–	$–

The accompanying notes are an integral part of these unaudited condensed financial statements.

SANCON RESOURCES RECOVERY, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

For the six month periods ended June 30, 2015

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

For the six month periods ended June 30, 2015

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

Note 4.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, after the disposal of its operating subsidiaries in the 4th quarter of 2011 and became dormant afterwards, the Company has the stockholders’ deficits of $183,520 and $146,771 for the period ended June 30, 2015 and the year ended December 31, 2014 respectively. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans, additional sales of its common stock or through a possible business combination. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 5. Due from/(to) related parties

Due from/(to) related parties are as follows:

	As at
	June 30, 2015	December 31, 2014
Due to Directors	$(116,867)	$(91,154)
Due to Shareholder	(1,230)	(1,230)
Due to Related companies	(20,513)	(20,513)
	$(138,610)	$(112,897)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Item 2(a). Discussion for the Interim Operations and Financial Condition

Introduction

Management's discussion and analysis of results of operations and financial condition ("MD&A") is provided as a supplement to the accompanying financial statements and footnotes to help provide an understanding of our financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

•	Caution concerning forward-looking statements and risk factors. This section discusses how certain forward-looking statements made by us throughout the MD&A and in the financial statements are based on our present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.
•	Overview. This section provides a general description of our business, as well as recent developments that we believe are important in understanding the results of operations and to anticipate future trends in those operations.
•	Results of operations. This section provides an analysis of our results of operations for the three month and six month periods ended June 30, 2015 compared to the same periods in 2014. A brief description is provided of transactions and events, including any related party transactions that affect the comparability of the results being analyzed.
•	Liquidity and capital resources. This section provides an analysis of our financial condition and cash flows for the three month and six month periods ended June 30, 2015 and 2014.
•	Critical accounting policies. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

Employees

As of June 30, 2015, the Company had one employee, Angel Lai.

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

Results of Operations - Comparison between the three month and six month periods ended June 30, 2015 and the same periods in 2014.

Revenue

The Company had no revenues for the three month and six month periods ended June 30, 2015 and the same periods in 2014.

General and administrative expenses

General and administrative expenses increased to $18,293 and $36,749 for the three month and six month periods ended June 30, 2015 respectively, from $17,883 and $36,587 for the three month and six month periods ended June 30, 2014 respectively, an increase of $410 and $162 respectively. Of these amounts, $15,000 and $30,000 related to the value of cash compensation to our directors and secretary for the three and six months, respectively, ended June 30, 2015 and June 30, 2014. In addition, a substantial portion of our expenses for the three and six months, respectively, ended June 30, 2015 and June 30, 2014 related to accounting service and audit fees, professional fees and transfer agent fees.

Income Tax

There were no income taxes for the three month and six month periods ended June 30, 2015 and the same periods in 2014.

Net loss

The net loss for the three month and six month periods ended June 30, 2015 was $18,293 and $36,749 respectively, compared to the net loss of $17,883 and $36,587 respectively for the three month and six month periods ended June 30, 2014 respectively, an increase of $410 and $162 respectively.

Liquidity and Capital Resources

As shown in the accompanying financial statements, the Company has accumulated loss of $1,097,475 as of June 30, 2015 compared to $1,060,726 as of December 31, 2014. There was a working capital deficit of $183,520 on June 30, 2015 and it was $146,771 as of December 31, 2014. It increased $36,749.

Operating Activities

No net cash was provided by operating activities for the six month period ended June 30, 2015 and the same period in 2014.

Investing Activities

No net cash was used in investing activities for the six month period ended June 30, 2015 and the same period in 2014.

Financing Activities

No net cash was used in financing activities for the six month period ended June 30, 2015 and the same period in 2014.The Company financed its growth by utilizing cash reserves and loans from directors. Loans from directors were unsecured, and deferred payment term and without interest bearing. The Company’s primary use of funds was for operation expense and working capital.

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

During the six months ended June 30, 2015, there were no changes in our internal accounting controls or in other factors that materially affected our internal controls over financial reporting.

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
Francis Bok
Director
(Chief Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of President

31.2	Certification of Director

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at June 30, 2015 and December 31, 2014, (ii) Statement of Operations for the six months period ended June 30, 2015 and 2014, (iii) Statement of Cash Flows for the six months period ended June 30, 2015 and 2014, and (iv) Notes to Financial Statements.

