Form 10-Q
period 2016-03-31
Sancon Resources Recovery, Inc.
filed 2016-06-13
CIK 1288195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended March 31, 2016

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2016: 53,219,996 shares of Common Stock, par value US $0.001

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

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

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

SANCON RESOURCES RECOVERY, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	As at
	March 31, 2016	December 31, 2015

Asset
Total current asset and total asset	$–	$–

Liability
Due to related parties	141,988	163,674
Accrued expenses and other payables	54,687	57,244
Total current liability and total liability	196,675	220,918

Stockholders' deficits
Share capital authorized: 500,000,000 common shares, par value $0.001 per share issued and outstanding: 53,219,996 shares as of March 31, 2016 (December 31, 2015: 32,219,996 shares)	53,220	32,220
Additional paid-in capital	813,720	792,720
Share option reserves	89,015	89,015
Accumulated losses	(1,152,630)	(1,134,873)
Total stockholders’ deficits	(196,675)	(220,918)

Total liability& stockholders' deficits	$–	$–

The accompanying notes are an integral part of these unaudited condensed financial statements

SANCON RESOURCES RECOVERY, INC.

CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

	For the three months periods ended March 31,
	2016	2015

Net Revenue	$–	$–

Operating Expenses
General and Administrative expenses	18,987	18,456
Total operating expenses	18,987	18,456

Operating loss	(18,987)	(18,456)

Other income	1,230	–

Loss before tax	(17,757)	(18,456)

Income taxes	–	–

Net loss	$(17,757)	$(18,456)

Loss per share
Basic loss per share	$–	$–
Basic weighted average shares outstanding	45,286,663	32,219,996
Diluted loss per share	$–	$–
Diluted weighted average shares outstanding	45,286,663	32,219,996

The accompanying notes are an integral part of these unaudited condensed financial statements

SANCON RESOURCES RECOVERY, INC.

CONDENSED STATEMENTS OF CASH FLOW

(UNAUDITED)

	For the three months periods ended March 31,
	2016	2015
Cash Flows from Operating Activities
Net loss	$(17,757)	$(18,456)

Change in current assets and liabilities
Increase in other current liabilities	(24,243)	18,456
Net cash flows used in operating activities	(42,000)	–

Cash Flows from Financing Activities	–	–
Issuance of shares	42,000	–
Net cash flows provided by financing activities	42,000	–

Effect of exchange rate changes on cash	–	–

Net Increase in Cash & Cash Equivalent	–	–

Cash & Cash Equivalent at start of period	$–	$–
Cash & Cash Equivalent at end of period	$–	$–

The accompanying notes are an integral part of these unaudited condensed financial statements

SANCON RESOURCES RECOVERY, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

For the three month periods ended March 31, 2016

(Unaudited)

Note 1.  Nature of Operations

Sancon Resources Recovery, Inc. ("Sancon", or "the Company", or "we", or "us") is registered in the State of Nevada. Sancon Resources Recovery, Inc. was dormant during the period.

Note 2.  Basis of Presentation

Unaudited Interim Condensed Financial Statements

The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of Sancon’s management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for periods are not necessarily indicative of results for the entire year. These financial statements and accompanying notes should be read in conjunction with our annual financial statements and the notes thereto for the year ended December 31, 2015, included in our Annual Report on Form 10K, filed with the Securities and Exchange Commission.

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

SANCON RESOURCES RECOVERY, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

For the three month periods ended March 31, 2016

(Unaudited)

Note 3.  Summary of Significant Accounting Policies (Continued)

Recent pronouncements

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

Note 4.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, after the disposal of its operating subsidiaries in the 4th quarter of 2011 and became dormant afterwards, the Company has the stockholders’ deficits of $196,675 and $220,918 for the period ended March 31, 2016 and the year ended December 31, 2015 respectively. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans, additional sales of its common stock or through a possible business combination. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 5. Due from/ (to) related parties

Due from/ (to) related parties are as follows:

	As at
	March 31, 2016	December 31, 2015

Due to Directors	$(121,475)	$(141,931)
Due to Shareholder	–	(1,230)
Due to Related companies	(20,513)	(20,513)
	$(141,988)	$(163,674)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Item 2(a). Discussion for the Interim Operations and Financial Condition

Introduction

Management's discussion and analysis of results of operations and financial condition ("MD&A") is provided as a supplement to the accompanying financial statements and footnotes to help provide an understanding of our financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

•	Caution concerning forward-looking statements and risk factors. This section discusses how certain forward-looking statements made by us throughout the MD&A and in the financial statements are based on our present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.
•	Overview. This section provides a general description of our business, as well as recent developments that we believe are important in understanding the results of operations and to anticipate future trends in those operations.
•	Results of operations. This section provides an analysis of our results of operations for the three month period ended March 31, 2016 compared to the same period in 2015. A brief description is provided of transactions and events, including any related party transactions that affect the comparability of the results being analyzed.
•	Liquidity and capital resources. This section provides an analysis of our financial condition and cash flows for the three month periods ended March 31, 2016 and 2015.
•	Critical accounting policies. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

Employees

As of March 31, 2016, the Company had one employee, Angel Lai.

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

Results of Operations - Comparison between the three months period ended March 31, 2016 and the same period in 2015.

Revenue

The Company had no revenues for the three months period ended March 31, 2016 and the same period in 2015.

General and administrative expenses

General and administrative expenses increased to $18,987 for the three months ended March 31, 2016, from $18,456 for the three months ended March 31, 2015, an increase of $531. Of these amounts, $15,000 related to the value of cash compensation to our directors and secretary for the three months ended March 31, 2016 and March 31, 2015 respectively. In addition, a substantial portion of our expenses for the three months, respectively, ended March 31, 2016 and March 31, 2015 related to accounting service fees, audit fees, professional service fees and transfer agent fees.

Other Income

The other income for the three months period ended March 31, 2016 was $1,230, compared to the other income of $nil for the three months period ended March 31, 2015, an increase of $1,230.

Income Tax

There were no income taxes for the three months period ended March 31, 2016 and the same period in 2015.

Net loss

The net loss for the three months period ended March 31, 2016 was $17,757, compared to the net loss of $18,456 for the three months period ended March 31, 2015, a decrease of $699.

Liquidity and Capital Resources

As shown in the accompanying financial statements, the Company has accumulated loss of $1,152,630 as of March 31, 2016 compared to $1,134,873 as of December 31, 2015. There was a working capital deficit of $196,675 on March 31, 2016 and it was $220,918 as of December 31, 2015. It decreased $24,243.

Operating Activities

The net cash used in operating activities for the three months period ended March 31, 2016 was $42,000 compared to $nil for the three months period ended March 31, 2015.

Financing Activities

The net cash provided by financing activities for the three months period ended March 31, 2016 was $42,000 compared to $nil for the three months period ended March 31, 2015.

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

During the three months ended March 31, 2016, there were no changes in our internal accounting controls or in other factors that materially affected our internal controls over financial reporting.

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

On February 4, 2016, we issued 21,000,000 shares of our common stock to Wai Hung TAM (3,500,000 shares), Chi Pan LAM (3,500,000 shares), Wai Leong TANG (3,000,000 shares), Yee Tat WONG (4,000,000 shares), Hoi Yi TO (3,500,000 shares) and Wai Fan WU (3,500,000 shares) for a consideration of US$42,000.

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

SANCON RESOURCES RECOVERY, INC.

Dated: June 13, 2016	By:	/s/ Stephen Tang
Stephen Tang
President and Director
(Chief Executive Officer)

Dated: June 13, 2016	By:	/s/ Francis Bok
Francis Bok
Director
(Chief Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of President

31.2	Certification of Director

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at March 31, 2016 and December 31, 2015, (ii) Statement of Operations for the three months period ended March 31, 2016 and 2015, (iii) Statement of Cash Flows for the three months period ended March 31, 2016 and 2015, and (iv) Notes to Financial Statements.

