Form 10-K/A
period 2015-12-31
Sancon Resources Recovery, Inc.
filed 2016-07-22
CIK 1288195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

None.

EXPLANATORY NOTE

Sancon Resources Recovery, Inc. is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Original Form 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on June 10, 2016, and which reported on the years ended December 31, 2015 and December 31, 2014, to include a revised Forward Looking Statements, A revised Item 4 Mine Safety Disclosures, revision of the first paragraph under Management’s Discussion and Analysis of financial Condition and Results of Operations, revision of Controls and Procedures, an amendment to the Audit Report to include 2014 as a period also covered by such report and a revised Note 6-Income Taxes to the Financial Statements.

Except as described above, no other changes have been made to the Original Form 10-K. This Amendment does not reflect events occurring after the date of the Original Form 10-K or modifies or updates any of the other information contained in the Original Form 10-K in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and our other filings with the SEC.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, as a result of this Amendment, the certifications pursuant to the Sarbanes-Oxley Act of 2002, as exhibits to the Original Form 10-K have been re-executed and re-filed as of the date of this Amendment and are included as exhibits hereto.

TABLE OF CONTENTS

		PAGE
PART I

Item 1	Business	5
Item 1A	Risk Factors	5
Item 1B	Unresolved Staff Comments	5
Item 2	Properties	5
Item 3	Legal Proceedings	5
Item 4	Mine Safety Disclosures	5

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	6
Item 6	Selected Financial Data	6
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	6
Item 8	Financial Statements and Supplementary Date	6
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	7
Item 9A	Controls and Procedures	7
Item 9B	Other Information	7

PART III

Item 10	Directors, Executive Officers and Corporate Governance
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13	Certain Relationships and Related Transactions, and Director Independence
Item 14	Principal Accountant Fees and Services

PART IV

Item 15	Exhibits, Financial Statement Schedules

SIGNATURES		10

EXHIBITS		11

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

The information contained in this Report includes some statements that are not purely historical and that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, perceived opportunities in the market and statements regarding our mission and vision. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. Our expectations, beliefs and forward-looking statements are expressed in good faith on the basis of management’s views and assumptions as of the time the statements are made, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished. We disclaim any obligation to update forward-looking statements to reflect events or circumstances after the date hereof.

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

ITEM 4. MINE SAFTY DISCLOSURES

Not applicable.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements. Forward looking statements are identified by words and phrases such as “anticipate”, “intend”, “expect” and words and phrases of similar import. We caution investors that forward-looking statements are only predictions based on our current expectations about future events and are not guarantees of future performance. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements due to risks, uncertainties and assumptions that are difficult to predict. We encourage you to read those risk factors carefully along with the other information provided in this Report and in our other filings with the SEC before deciding to invest in our stock or to maintain or change your investment. We undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 2015. The framework used by management in making that assessment was the criteria set forth in the document entitled “internal Control- Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission

Based on our evaluation described above, management has concluded that our internal control over financial reporting was not effective as of December 31, 2015. We have limited resources and we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow we will hire skilled professionals that will enable us to implement adequate segregation of duties within the internal control framework.

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

None.

SANCON RESOURCES RECOVERY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of

Sancon Resources Recovery, Inc.

We have audited the accompanying balance sheet of Sancon Resources Recovery, Inc. (the Company”) as of December 31, 2015 and 2014 and the related statement of income, stockholders’ equity and cash flows for the year ended December 31, 2015. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the July 21, 2016.

SANCON RESOURCES RECOVERY, INC.

By: /s/ Stephen Tang ______________

      Stephen Tang

      President and Director

      (Chief Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stephen Tang Stephen Tang	President; Director (Chief Executive Officer)	July 21, 2016

/s/ Francis Bok Francis Bok	Director (Chief Financial Officer)	July 21, 2016

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation of Financial Telecom Limited (USA), Inc.
3.2	Amended and Restated Bylaws of Financial Telecom Limited (USA), Inc.
10.1	Agreement between Hong Kong Futures Exchange Limited and Financial Telecom Limited
10.2	Market Service Datafeed Agreement between Stock Exchange Information Services Limited and Financial Telecom Limited
10.3	Option agreement dated December 14, 2004 between Fintel Group Limited and shareholders of Shanghai Longterms Technology Limited.
10.4	Option agreement dated January 5, 2005 between Fintel Group Limited and shareholders of Beijing JCL Technology Commerce Limited.
10.5	Option agreement dated January 20, 2005 between Fintel Group Limited and shareholders of Shanghai Qianhou Computer Technology Limited.
10.6	Independent contractor agreement between Fintel Group Limited and Mr. Sam Chong Keen.
10.7	Independent contractor agreement between Fintel Group Limited and Info Media Company.
10.8	Independent contractor agreement between Fintel Group Limited and China Digital Distribution Limited.
10.9	Sales and purchase agreement dated March 25, 2005 between Fintel Group Limited and shareholders of Enjoy Media Holdings Limited
10.10	Sales and purchase agreement dated April 25, 2005 between Fintel Group Limited and shareholders of Beijing Genial Technology Co. Ltd.
10.11	Option agreement dated March 7, 2005 between Fintel Group Limited and shareholders of Beijing Sinoskyline technology Trading Co. Ltd.
10.12	Settlement agreement dated December 5, 2012 between Sancon Resources Recovery, Inc. and Dragon Wings Communications Limited.
10.13	Notice of Dismissal dated January 11, 2013 issued by the United States Bankruptcy Court, District of Nevada.
10.14	Service Agreement, dated May 31, 2013, between Sancon Resources Recovery, Inc. and Fintel (USA) Ltd.
14.1	Code of Ethics
21.1	Subsidiaries of the registrant
31.1*	Certification of President
31.2*	Certification of Director
32.1*	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at December 31, 2015 and 2014, (ii) Statement of Operations for the years ended December 31, 2015 and 2014, (iii) Statement of Cash Flows for the years ended December 31, 2015 and 2014, and (iv) Notes to Financial Statements.

*Filed herewith

(1)	Incorporated herein by reference to the registrant’s initial Registration Statement on Form 10-SB (File No. 000-50760) filed on May 13, 2004.
(2)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-KSB (File No. 000-50760) filed April 15, 2005.
(3)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-QSB (File No. 000-50760) filed May 6, 2005.
(4)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-QSB (File No. 000-50760) filed August 6, 2005.
(5)	Incorporated herein by reference to the registrant’s Current Report on Form 8K/A (File No. 000-50760) filed November 29, 2005.
(6)	Incorporated herein by reference to the registrant’s Current Report on Form 8K/A (File No. 000-50760) filed January 25, 2006.
(7)	Incorporated herein by reference to the registrant’s Proxy Statement (File No. 000-50760) filed December 6, 2005.
(8)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-KSB (File No. 000-50760) filed April 26, 2006.
(9)	Incorporated by reference to the Exhibits to our Form 10-Q filed on May 17, 2016
(10)	Incorporated by reference to the Exhibits to our Form 10-Q filed on May 23, 2016

