Form 10-Q
period 2016-06-30
Sancon Resources Recovery, Inc.
filed 2016-08-19
CIK 1288195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended June 30, 2016

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of August 19, 2016: 105,091,254 shares of Common Stock, par value US $0.001

Forward Looking Statements

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

The information contained in this 10-Q includes some statements that are not purely historical and that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, perceived opportunities in the market and statements regarding our mission and vision. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “anticipates”, “believes”, “continue”, “could”, “estimates”, “expects”, “intends”, “may”, “might”, “plans”, “possible”, “potential”, “predicts”, “projects”, “seeks”, “should”, “will”, “would” and similar expressions, or the negatives of such terms, but the absence of these words does not mean that a statement is not forward-looking.

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

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

SANCON RESOURCES RECOVERY, INC.

CONDENSED BALANCE SHEETS

	As at
	June 30, 2016 (Unaudited)	December 31, 2015

Asset
Total current asset and total asset	$–	$–

Liability
Due to related parties	76,220	163,674
Accrued expenses and other payables	1,292	57,244
Total current liability and total liability	77,512	220,918

Stockholders' deficits
Share capital
Authorized: 500,000,000 common shares, par value $0.001 per share
Issued and outstanding: 105,091,254 shares as of June 30, 2016 (December 31, 2015: 32,219,996 shares)	105,091	32,220
Additional paid-in capital	923,070	792,720
Share option reserves	89,015	89,015
Accumulated losses	(1,194,688)	(1,134,873)
Total stockholders’ deficits	(77,512)	(220,918)

Total liability& stockholders' deficits	$–	$–

The accompanying notes are an integral part of these unaudited condensed financial statements

SANCON RESOURCES RECOVERY, INC.

CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

	For the three months periods ended June 30,		For the six months periods ended June 30,
	2016	2015	2016	2015

Net Revenue	$–	$–	$–	$–

Operating Expenses
General and Administrative expenses	42,058	18,293	61,045	36,749
Total operating expenses	42,058	18,293	61,045	36,749

Operating loss	(42,058)	(18,293)	(61,045)	(36,749)

Other income	–	–	1,230	–

Loss before tax	(42,058)	(18,293)	(59,815)	(36,749)

Income taxes	–	–	–	–

Net loss	$(42,058)	$(18,293)	$(59,815)	$(36,749)

Loss per share
Basic loss per share	$–	$–	$–	$–
Basic weighted average shares outstanding	86,280,798	32,219,996	65,827,320	32,219,996
Diluted loss per share	$–	$–	$–	$–
Diluted weighted average shares outstanding	86,619,599	35,153,958	65,827,320	33,615,510

The accompanying notes are an integral part of these unaudited condensed financial statements

SANCON RESOURCES RECOVERY, INC.

CONDENSED STATEMENTS OF CASH FLOW

(UNAUDITED)

	For the six months periods ended June 30,
	2016	2015
Cash Flows from Operating Activities
Net loss	$(59,815)	$(36,749)

Change in current assets and liabilities
(Decrease) / Increase in accrued expenses and other payables	(55,952)	11,036
Net cash flows used in operating activities	(115,767)	(25,713)

Cash Flows from Financing Activities
Issuance of shares	203,221	–
Loans from related parties	–	25,713
Settlement of loans from related parties	(87,454)	–
Net cash flows provided by financing activities	115,767	25,713

Effect of exchange rate changes on cash	–	–

Net Increase in Cash & Cash Equivalent	–	–

Cash & Cash Equivalent at start of period	$–	$–
Cash & Cash Equivalent at end of period	$–	$–

The accompanying notes are an integral part of these unaudited condensed financial statements

SANCON RESOURCES RECOVERY, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

For the six month periods ended June 30, 2016

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

For the six month periods ended June 30, 2016

(Unaudited)

Note 3.  Summary of Significant Accounting Policies (Continued)

Recent pronouncements

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

Note 4.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, after the disposal of its operating subsidiaries in the 4th quarter of 2011 and became dormant afterwards, the Company has the stockholders’ deficits of $77,512 and $220,918 as of June 30, 2016 and December 31, 2015 respectively. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans, additional sales of its common stock or through a possible business combination. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 5. Related Party Transactions

As of June 30, 2016, the Company owed $48,333 and $27,887 to directors and related companies respectively.

As of December 31, 2015, the Company owed $141,931, $1,230 and $20,513 to directors, shareholder and related companies respectively.

On May 4, 2016, (i) 42,582,858 shares of our common stock, valued at $138,000 were issued in lieu of cash compensation for director and secretarial services from March 13, 2014 through June 30, 2016; and (ii) 9,288,400 shares of our common stock, valued at $23,221 were issued in lieu of cash compensation for accounting services from December 22, 2013 through June 30, 2016.

Note 6.  Stockholders’ equity

Common stock

Please refer to Note 5 – Related Party Transactions for the details of changes in share capital in this quarter.

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

	As at
	June 30, 2016	December 31, 2015

Loan settled by share option	$149,015	$149,015
Par value of the common shares	60,000	60,000
Fair value of share option	$89,015	$89,015

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Item 2(a). Discussion for the Interim Operations and Financial Condition

Introduction

Management's discussion and analysis of results of operations and financial condition ("MD&A") is provided as a supplement to the accompanying financial statements and footnotes to help provide an understanding of our financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

•	Caution concerning forward-looking statements and risk factors. This section discusses how certain forward-looking statements made by us throughout the MD&A and in the financial statements are based on our present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.
•	Overview. This section provides a general description of our business, as well as recent developments that we believe are important in understanding the results of operations and to anticipate future trends in those operations.
•	Results of operations. This section provides an analysis of our results of operations for the three month and six month periods ended June 30, 2016 compared to the same period in 2015. A brief description is provided of transactions and events, including any related party transactions that affect the comparability of the results being analyzed.
•	Liquidity and capital resources. This section provides an analysis of our financial condition and cash flows for the three month and six month periods ended June 30, 2016 and 2015.
•	Critical accounting policies. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

Forward-looking Statements

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

Employees

As of June 30, 2016, the Company had one employee, Angel Lai.

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

Results of Operations - Comparison between the three month and six month periods ended June 30, 2016 and the same period in 2015.

Revenue

The Company had no revenues for the three month and six month periods ended June 30, 2016 and the same period in 2015.

General and administrative expenses

General and administrative expenses increased to $42,058 and $61,045 for the three month and six month periods ended June 30, 2016 respectively, from $18,293 and $36,749 for the three month and six month periods ended June 30, 2015 respectively, an increase of $23,765 and $24,296 respectively. Of these amounts, $15,000 and $30,000 related to the value of cash compensation to our directors and secretary for the three and six months, respectively, ended June 30, 2016 and June 30, 2015. In addition, a substantial portion of our expenses for the three and six months, respectively, ended June 30, 2016 and June 30, 2015 related to accounting service fees, audit fees, legal service fees, professional service fees and transfer agent fees.

Other Income

The other income for the three month and six month periods ended June 30, 2016 was $nil and $1,230 respectively, compared to the other income of $nil for the three month and six month periods ended June 30, 2015, an increase of $nil and $1,230 respectively.

Income Tax

There were no income taxes for the three month and six month periods ended June 30, 2016 and the same period in 2015.

Net loss

The net loss for the three month and six month periods ended June 30, 2016 was $42,058 and $59,815 respectively, compared to the net loss of $18,293 and $36,749 respectively for the three month and six month periods ended June 30, 2015 respectively, an increase of $23,765 and $23,066 respectively.

Liquidity and Capital Resources

Working Capital

	As of	As of
	June 30,	December 31,
	2016	2015
Current Assets	$–	$–
Current Liabilities	$77,512	$220,918
Working Capital	$(77,512)	$(220,918)

As shown in the accompanying financial statements, the Company has accumulated loss of $1,194,688 as of June 30, 2016 compared to $1,134,873 as of December 31, 2015. There was a working capital deficit of $77,512 on June 30, 2016 and it was $220,918 as of December 31, 2015. It decreased $143,406. This is due to the settlement of liability due to related parties by issuance of common shares.

Operating Activities

The net cash used in operating activities for the six months period ended June 30, 2016 was $115,767 compared to $nil for the six months period ended June 30, 2015. Part of the liabilities due to related parties and accrued expenses and other payables are settled by the issuance of common shares. The change is attributed by net loss of $59,815 and decrease in liability of $143,406.

Financing Activities

The net cash provided by financing activities for the six months period ended June 30, 2016 was $115,767 compared to $nil for the six months period ended June 30, 2015. The Company financed its growth by utilizing cash reserves, loans from directors and issuance of common shares. Loans from directors were unsecured, and deferred payment term and without interest bearing. The Company’s primary use of funds was for operation expense and working capital.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments: allowance for doubtful accounts; income taxes; stock-based compensation; asset impairment.

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

ITEM 4. CONTROLS AND PROCEDURES

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

During the six months ended June 30, 2016, there were no changes in our internal accounting controls or in other factors that materially affected our internal controls over financial reporting.

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

On May 4, 2016, (i) 42,582,858 shares of our common stock, valued at $138,000 were issued in lieu of cash compensation for director and secretarial services from March 13, 2014 through June 30, 2016; and (ii) 9,288,400 shares of our common stock, valued at $23,221 were issued in lieu of cash compensation for accounting services from December 22, 2013 through June 30, 2016.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. OTHER INFORMATION

Effective June 28, 2016, the Board of Directors (the “Board”) of Sancon Resources Recovery, Inc. (the “Company”) increased the size of the Board from two to four directors and elected Ms. HE, Qianying and Mr. KOK, Seng Yeap as directors to fill the newly created vacancy on the Board.

On July 4, 2016, Pontoon Boat Inc. (“Pontoon”) purchased a total of 53,596,540 common shares of Sancon Resources Recovery, Inc. (the “Company”) at US$0.0017 per share, representing 51% of the Company’s outstanding common shares. The shares were purchased for cash from the following persons:

Name	Number of shares

Wai Hung TAM	3,500,000
Chi Pan LAM	3,500,000
Wai Leong TANG	3,000,000
Yee Tat WONG	4,000,000
Hoi Yi TO	3,500,000
Wai Fan WU	3,500,000
Francis BOK	13,144,867
Stephen TANG	13,144,867
Shuk Har LAI	6,306,806

Pontoon is a limited liability company registered in the Republic of Vanuatu. Pontoon is wholly owned by its director, Mr. KOK Seng Yeap. Mr. KOK is also a director of the Company and he provided the financing to Pontoon to purchase the Company’s shares. The financing is interest free and has no definite repayment schedule.

There is no agreement between Pontoon and its owners and the former Company stockholders regarding election of directors or any other matters.

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

SANCON RESOURCES RECOVERY, INC.

Dated: August 19, 2016	By:	/s/ Stephen Tang
Stephen Tang
President and Director
(Chief Executive Officer)

Dated: August 19, 2016	By:	/s/ Francis Bok
Francis Bok
Director
(Chief Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of President

31.2	Certification of Director

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at June 30, 2016 and December 31, 2015, (ii) Statement of Operations for the six months period ended June 30, 2016 and 2015, (iii) Statement of Cash Flows for the six months period ended June 30, 2016 and 2015, and (iv) Notes to Financial Statements

