Form 10-Q
period 2016-09-30
Sancon Resources Recovery, Inc.
filed 2016-10-28
CIK 1288195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended September 30, 2016

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of October 27, 2016: 105,091,254 shares of Common Stock, par value US $0.001

Forward Looking Statements

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

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

SANCON RESOURCES RECOVERY, INC.

CONDENSED BALANCE SHEETS

	As at
	September 30, 2016 (Unaudited)	December 31, 2015 (Audited)

Asset
Total current asset and total asset	$–	$–

Liability
Due to related parties	92,978	163,674
Accrued expenses and other payables	495	57,244
Total current liability and total liability	93,473	220,918

Stockholders' deficits
Share capital
Authorized: 500,000,000 common shares, par value $0.001 per share
Issued and outstanding: 105,091,254 shares as of September 30, 2016 (December 31, 2015: 32,219,996 shares)	105,091	32,220
Additional paid-in capital	923,070	792,720
Share option reserves	89,015	89,015
Accumulated losses	(1,210,649)	(1,134,873)
Total stockholders’ deficits	(93,473)	(220,918)

Total liability& stockholders' deficits	$–	$–

The accompanying notes are an integral part of these unaudited condensed financial statements

SANCON RESOURCES RECOVERY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months periods ended September 30,		For the nine months periods ended September 30,
	2016	2015	2016	2015

Net Revenue	$–	$–	$–	$–

Operating Expenses
General and Administrative expenses	15,961	18,023	77,006	54,772
Total operating expenses	15,961	18,023	77,006	54,772

Operating loss	(15,961)	(18,023)	(77,006)	(54,772)

Other income	–	–	1,230	–

Loss before tax	(15,961)	(18,023)	(75,776)	(54,772)

Income taxes	–	–	–	–

Net loss	$(15,961)	$(18,023)	$(75,776)	$(54,772)

Loss per share
Basic loss per share	$–	$–	$–	$–
Basic weighted average shares outstanding	105,091,254	32,219,996	79,010,831	32,219,996
Diluted loss per share	$–	$–	$–	$–
Diluted weighted average shares outstanding	105,604,479	34,172,253	79,081,376	33,817,362

The accompanying notes are an integral part of these unaudited condensed financial statements

SANCON RESOURCES RECOVERY, INC.

CONDENSED STATEMENTS OF CASH FLOW

(UNAUDITED)

	For the nine months periods ended September 30,
	2016	2015
Cash Flows from Operating Activities
Net loss	$(75,776)	$(54,772)

Change in current assets and liabilities
(Decrease) / Increase in accrued expenses and other payables	(56,749)	16,593
Net cash flows used in operating activities	(132,525)	(38,179)

Cash Flows from Financing Activities
Issuance of shares	203,221	–
Loans from related parties	–	38,179
Settlement of loans from related parties	(70,696)	–
Net cash flows provided by financing activities	132,525	38,179

Effect of exchange rate changes on cash	–	–

Net Increase in Cash & Cash Equivalent	–	–

Cash & Cash Equivalent at start of period	$–	$–
Cash & Cash Equivalent at end of period	$–	$–

The accompanying notes are an integral part of these unaudited condensed financial statements

SANCON RESOURCES RECOVERY, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

For the nine month periods ended September 30, 2016

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

SANCON RESOURCES RECOVERY, INC.

CONDENSED STATEMENTS OF CASH FLOW

(UNAUDITED)

Note 3.  Summary of Significant Accounting Policies (continued)

Income Taxes (continued)

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

Note 4.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, after the disposal of its operating subsidiaries in the 4th quarter of 2011 and became dormant afterwards, the Company has the stockholders’ deficits of $93,473 and $220,918 as of September 30, 2016 and December 31, 2015 respectively. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans, additional sales of its common stock or through a possible business combination. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 5. Related Party Transactions

As of September 30, 2016, the Company owed $92,978 to shareholders.

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

SANCON RESOURCES RECOVERY, INC.

CONDENSED STATEMENTS OF CASH FLOW

(UNAUDITED)

Note 6.  Stockholders’ equity

Common stock

Please refer to Note 5 – Related Party Transactions for the details of changes in share capital in the nine months ended September 30, 2016.

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

	As at
	September 30, 2016	December 31, 2015

Loan settled by share option	$149,015	$149,015
Par value of the common shares	60,000	60,000
Fair value of share option	$89,015	$89,015

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Item 2(a). Discussion for the Interim Operations and Financial Condition

Introduction

Management's discussion and analysis of results of operations and financial condition ("MD&A") is provided as a supplement to the accompanying financial statements and footnotes to help provide an understanding of our financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

•	Caution concerning forward-looking statements and risk factors. This section discusses how certain forward-looking statements made by us throughout the MD&A and in the financial statements are based on our present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

•	Overview. This section provides a general description of our business, as well as recent developments that we believe are important in understanding the results of operations and to anticipate future trends in those operations.

•	Results of operations. This section provides an analysis of our results of operations for the three month and nine month periods ended September 30, 2016 compared to the same period in 2015. A brief description is provided of transactions and events, including any related party transactions that affect the comparability of the results being analyzed.

•	Liquidity and capital resources. This section provides an analysis of our financial condition and cash flows for the three month and nine month periods ended September 30, 2016 and 2015.

•	Critical accounting policies. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

Employees

As of September 30, 2016, the Company had no employees.

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

Results of Operations - Comparison between the three month and nine month periods ended September 30, 2016 and the same period in 2015.

Revenue

The Company had no revenues for the three month and nine month periods ended September 30, 2016 and the same period in 2015.

General and administrative expenses

General and administrative expenses decreased to $15,961 for the three month and increased to $77,006 for the nine month periods ended September 30, 2016 respectively, from $18,023 and $54,772 for the three month and nine month periods ended September 30, 2015 respectively, a decrease of $2,062 and an increase of $22,234 respectively. Of these amounts, $nil and $30,000 related to the value of cash compensation to our directors and secretary for the three and nine months, respectively, ended September 30, 2016, $15,000 and $45,000 related to the value of cash compensation to our directors and secretary for the three and nine months, respectively, ended September 30, 2015. In addition, a substantial portion of our expenses for the three and nine months, respectively, ended September 30, 2016 related to accounting and staff service fees, audit fees, legal and professional service fees, and for the three and nine months ended September 30, 2015 related to accounting service fees and transfer agent fees.

Other Income

The other income for the three month and nine month periods ended September 30, 2016 was $nil and $1,230 respectively, compared to the other income of $nil for the three month and nine month periods ended September 30, 2015, an increase of $nil and $1,230 respectively.

Income Tax

There were no income taxes for the three month and nine month periods ended September 30, 2016 and the same period in 2015.

Net loss

The net loss for the three month and nine month periods ended September 30, 2016 was $15,961 and $75,776 respectively, compared to the net loss of $18,023 and $54,772 respectively for the three month and nine month periods ended September 30, 2015 respectively, a decrease of $2,062 and an increase of $21,004 respectively.

Liquidity and Capital Resources

Working Capital

	As of	As of
	September 30,	December 31,
	2016	2015
Current Assets	$–	$–
Current Liabilities	$93,473	$220,918
Working Capital	$(93,473)	$(220,918)

As shown in the accompanying financial statements, the Company has accumulated loss of $1,210,649 as of September 30, 2016 compared to $1,134,873 as of December 31, 2015. There was a working capital deficit of $93,473 on September 30, 2016 and it was $220,918 as of December 31, 2015. It has decreased by $127,445. The decrease is due to the settlement of liability due to related parties by issuance of common shares.

Operating Activities

The net cash used in operating activities for the nine months period ended September 30, 2016 was $132,525 compared to $38,179 for the nine months period ended September 30, 2015. The increase is attributed to increase in net loss and settlement of accrued expenses and other payables.

Financing Activities

The net cash provided by financing activities for the nine months period ended September 30, 2016 was $132,525 compared to $38,179 for the nine months period ended September 30, 2015. The Company financed its growth by utilizing cash reserves, loans from directors and issuance of common shares. Loans from directors were unsecured, and deferred payment term and without interest bearing. The Company’s primary use of funds was for operation expense and working capital.

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

During the nine months ended September 30, 2016, there were no changes in our internal accounting controls or in other factors that materially affected our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The information is not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On July 4, 2016, Pontoon Boat Inc. (“Pontoon”) purchased a total of 53,596,540 common shares of the Company at US$0.0017 per share, representing 51% of the Company’s outstanding common shares, for cash, from the following persons:

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

On September 30, 2016, Stephen Tang and Francis Bok resigned from the Board of Directors (the “Board”) and their respective executive positions in the Company as part of the Company’s management reorganization. The resignation by each of these individuals did not involve any disagreements with the Company or the management of the Company.

In connection with the departure of the aforementioned individuals the Company’s Board named the following director as current officer:

•	KOK Seng Yeap (Chief Executive Officer)

ITEM 6. EXHIBITS

(1)	Exhibits: Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits following the signature page of this Form 10-Q, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANCON RESOURCES RECOVERY, INC.

Dated: October 28, 2016	By:	/s/ Kok Seng Yeap
Kok Seng Yeap
Director
(Chief Executive Officer)

Dated: October 28, 2016	By:	/s/ He Qianying
He Qianying
Director

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Director and Chief Executive Officer

31.2	Certification of Director

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at September 30, 2016 and December 31, 2015, (ii) Statement of Operations for the three and nine months period ended September 30, 2016 and 2015, (iii) Statement of Cash Flows for the nine months period ended September 30, 2016 and 2015, and (iv) Notes to Financial Statements

