Form 10-K
period 2016-12-31
Sancon Resources Recovery, Inc.
filed 2017-03-31
CIK 1288195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.   ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form10-K   ☐ Yes   ☒No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☒ Yes   ☐ No

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2016 was approximately $541,997 (based upon a closing price of $0.02 per share, as reported on Yahoo Finance). As of December 31, 2016, there were 105,091,254 shares of the registrant’s common stock outstanding.

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

The accompanying financial statements present the historical financial condition, results of operations and cash flows of Sancon as of December 31, 2016.

Business of the Issuer

Overview of the Company and its Operations

During the period from June 2006 to October 2011, Sancon Resources Recovery, Inc. had been an industrial waste recycling company with operations based in Australia and China. Sancon's main operations and services included industrial waste management consulting, collection and reprocess of recyclable materials such as glass, plastic, cardboard, and paper.

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

The Company is a controlled corporation with the substantial majority of our shares held by Pontoon Boat Inc. (“Pontoon”), a company registered in the Republic of Vanuatu. Pontoon acquired a 51% common shares of the Company in July 2016. As a result, there can be no assurance that business and/or strategy of the Company will not change over time as a result of Pontoon’s acquisition.

Our Strategy

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

Our management anticipates that it will likely be able to effect only on business combination, due primarily to our limited financing, and the dilution of interest for current stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve tax free reorganization.

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

While we have not established definitive criteria for acquisition candidates but intend to focus on Asian-based entities. In analyzing prospective business combinations, our management will also consider such matters as the following:

●	Available technical, financial, and managerial resources,
●	Working capital and other financial requirements,
●	Prospects for the future,
●	Nature of present and expected competition,
●	The potential for further research, development, or exploration,
●	The potential for growth or expansion, and
●	The potential for profit.

As a part of our investigation, our officers and/or directors will meet personally with management and key personnel, visit and inspect material facilities, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise.

Intellectual Property

None.

Employees

As of December 31, 2016, the Company had no employees.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.      PROPERTIES

The Company does not own or have any leased property as of December 31, 2016. The corporate office is provided to the Company by Fintel (USA) Limited. Mr. Stephen Tang, the previous CEO and President of the Company, is a principal owner of Fintel (USA) Limited.

ITEM 3.     LEGAL PROCEEDINGS

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s stock is assigned the symbol SRRY and is quoted and traded on the OTCPK.

The range of low to high closing prices on the OTCPK is shown in the table below (rounded to the nearest cent). This information is taken from MSN Money and CSI. Readers should note OTCPK quotations are a reflection of inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not represent actual transactions.

	Fiscal 2016		Fiscal 2015
Quarter	$ High Closing Price	$ Low Closing Price	$ High Closing Price	$ Low Closing Price
First	0.016	0.003	0.01	0.004
Second	0.024	0.002	0.02	0.010
Third	0.025	0.006	0.02	0.008
Fourth	0.014	0.008	0.01	0.002

Holders of the Company’s Stock

The Company has issued common stock only. On December 31, 2016, the total number of holders of record as according to our transfer agent was approximately 300.

Dividends

We did not pay any cash dividends on our common stock for fiscal year ended on December 31, 2016.

Unregistered Sales of Equity Securities

date	type	amount	person	consideration	transaction
4-Feb-16	Common share	3,000,000	Tang Wai Leong	$6,000	New Subscription of shares
4-Feb-16	Common share	4,000,000	Wong Yee Tat	$8,000	New Subscription of shares
4-Feb-16	Common share	3,500,000	Tam Wai Hung	$7,000	New Subscription of shares
4-Feb-16	Common share	3,500,000	Lam Chi Pan	$7,000	New Subscription of shares
4-Feb-16	Common share	3,500,000	To Hoi Yi	$7,000	New Subscription of shares
4-Feb-16	Common share	3,500,000	Wu Wai Fan	$7,000	New Subscription of shares
4-May-16	Common share	15,771,429	Francis Bok	$55,200	Settlement of director fee from Mar 13, 2014 to Jun 30, 2016
4-May-16	Common share	15,771,429	Stephen Tang	$55,200	Settlement of director fee from Mar 13, 2014 to Jun 30, 2016
4-May-16	Common share	11,040,000	Angel Lai	$27,600	Settlement of secretary fee from Mar 13, 2014 to Jun 30, 2016
4-May-16	Common share	9,288,400	Fintel (USA) Ltd	$23,221	Settlement of accounting fee from Dec 22, 2013 to Jun 30, 2016

The number of shares issued was based on the average closing price of our common shares on the OTCPK during certain periods. The shares were exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, pursuant to Rule 903, as a sale by the issuer in an offshore transaction. No underwriting or other commissions were paid in connection with the issuance of these shares. No forms of conversion or exercise options are attached to the shares.

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

You should read this MD&A in conjunction with the Financial Statements and Related Notes in Item 8.

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

Stock-Based Compensation

Effective January 1, 2006, the beginning of Sancon's first fiscal quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R (ASC 718), using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the financial statements for granted stock options, since the related purchase discounts exceeded the amount allowed under SFAS 123R(ASC 718) for non-compensatory treatment. Compensation expense recognized included: the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R (ASC 718); and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123(ASC 718). Results for prior periods have not been restated, as provided for under the modified-prospective method.

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

Results of Operations

Two Years Ended December 31, 2016 and 2015

Revenue

The Company had no revenues in 2016 and 2015.

Other Income

We had other income of $1,230 in 2016 and $nil in 2015, attributable to the write-off of amount due to related party.

General and administrative expenses

General and administrative expenses increased to $85,643 for the year 2016, from $74,147 for the year 2015, an increase of $11,496. Of these amounts, $30,000 and $60,000 related to the value of cash compensation to our directors and secretary in each of 2016 and 2015, respectively. In addition, a substantial portion of our expenses for the year ended December 31, 2016 related to accounting service fees, audit fees, and legal and professional service fees, and for the year ended December 31, 2015 related to accounting service fees, audit fees, professional service fees and transfer agent fees.

Income Tax

No income tax was provided for the year 2016 and 2015.

Net loss

The net loss for the year 2016 was $84,413, compared to the net loss of $74,147 in 2015, an increase of $10,266.

Liquidity and Capital Resources

As shown in the accompanying financial statements, the Company had an accumulated loss of $1,219,286 as of December 31, 2016 compared to the accumulated loss of $1,134,873 for the year ended December 31, 2015. There was a working capital deficit of $102,110 on December 31, 2016 and it was $220,918 as of December 31, 2015. It decreased $118,808.

Operating Activities

$203,221 net cash flows used in operating activities for the year 2016 and $nil used for the year 2015, due to a significant decrease in respect of liabilities due to related parties and accrued expenses and other payable in 2016. The liabilities are settled by the issuance of common shares in 2016.

Investing Activities

No net cash was used in investing activities for the year 2016 and 2015. The Company did not purchase any property or equipment in 2016 and 2015.

Financing Activities

$203,221 net cash flows provided by financing activities for the year 2016 and $nil provided for the year 2015. The net cash flows provided for the year 2016 is due to the issuance of common shares.

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We engaged Dominic K.F. Chan & Co. as our independent accountant on August 20, 2012.

Effective from May 1, 2016, DCAW (CPA) Ltd. has succeeded from Dominic K.F. Chan & Co., the license to audit U.S. public company regulated by PCAOB. The principals and staff of DCAW (CPA) Ltd. are the same auditors and staff who were engaged on the audit of the Company while at Dominic K.F. Chan & Co.

On August 12, 2016, the Company engaged Anthony Kam & Associates Ltd. ("AKAM"), as its new independent registered public accountant. The decision to engage AKAM was recommended and approved by the Company’s Board of Directors.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 2016. The framework used by management in making that assessment was the 2013 version of the criteria set forth in the document entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation described above, management has concluded that our internal control over financial reporting was not effective as of December 31, 2016. We have limited resources and we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow we will hire skilled professionals that will enable us to implement adequate segregation of duties within the internal control framework.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

Effective June 28, 2016, the Board of Directors (the “Board”) of Sancon Resources Recovery, Inc. (the “Company”) increased the size of the Board from two to four directors and elected Ms. HE, Qianying and Mr. KOK, Seng Yeap as directors to fill the newly created vacancy on the Board.

On July 4, 2016, Pontoon Boat Inc. (“Pontoon”) purchased a total of 53,596,540 common shares of the Company at US$0.0017 per share, representing 51% of the Company’s outstanding common shares. The shares were purchased for cash from the following persons:

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

On September 30, 2016, Stephen Tang and Francis Bok resigned from the Board and their respective executive positions of the Company as part of the Company’s management reorganization. The resignation by each of these individuals did not involve any disagreements with the Company or the management of the Company.

In connection with the departure of the aforementioned individuals the Company’s Board named the following director as current officer:

•	KOK Seng Yeap (Chief Executive Officer)

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification and Backgrounds of Directors and Officers

Name	Age	Principal Position	Appointment/Resignation date
Stephen Tang	64	CEO, President, Director	May 21, 2012/September 30, 2016
Francis Bok	50	CFO, Director	May 21, 2012/September 30, 2016
Kok Seng Yeap	63	CEO, Director	June 28, 2016
He Qianying	47	Director	June 28, 2016

Mr. Stephen Tang, Chief Executive Officer, President & Director

Mr. Tang served as our President, Chief Executive Officer and Chairman of our board of directors from May 2012 to September 2016. Mr. Tang is the Chairman of Mega Pacific Capital, Inc., a finance and investment consulting firm since 2005. Mr. Tang was the director and Chairman of Financial Telecom Limited (USA), Inc. (later changed its name to MKA Capital, Inc. then Sancon Resources Recovery, Inc.).  Mr. Tang is currently the Vice President of the Hong Kong Information Technology Federation and a director of Professional Commons, a think tank in Hong Kong.  Mr. Tang is a graduate of Hong Kong Baptist University and received his MBA from the Asian Institute of Management in Manila, Philippines, in 1976.

Mr. Francis Bok, Chief Financial Officer & Director

Mr. Bok served as a director and Chief Financial Officer of the Company from May 2012 to September 2016. Mr. Bok serves as the chief executive officer of Beyond IVR Limited, an information technology company based in Hong Kong. During 2004, Mr. Bok served as the assistant manager for Kactus Limited, a Hong Kong based mobile content and applications provider. From 2002 until 2004, Mr. Bok was a Manager at Continuous Technologies International Limited in Hong Kong. Mr. Bok received his Bachelor in Mathematics in 1993 from the University of Waterloo, Canada, a Master of Science in 1997 from the University of Hong Kong, and an MBA in 2000 from the City University of Hong Kong.

Mr. Kok Seng Yeap, Chief Executive Officer & Director

Mr. Kok currently serves as the Company’s Director and Chief Executive Officer. In addition to his service with the Company, Dato’ Kok serves in various other capacities, including Chairman, Chief Executive Officer, President, Chief Financial Officer, Secretary and Treasurer at Toga Capital Limited, positions held since August 2015, Chief Executive Officer, President and Chief Financial Officer at Gold Billion Group Holdings Limited, positions held since November 2014, and Associate Director of First Asia Holdings Limited, a position held since November 2013. Dato’ Kok is also the Owner of RichCorp Holdings Ltd and has previously served as Managing Director of NobleCorp Asset Management Ltd and as an advisor for Hengyep International Wealth Management (Hong Kong) and IVP Holding Co. Ltd (Singapore). Dato’ Kok has served as a director of Gold Billion Group Holdings Limited since November 2014 and Kingsburg Holdings Limited since 2012. Dato’ Kok has received qualifications from the Malaysia Insurance Institute and Rockwills Sdn Bhnd, Malaysia. We believe Dato’ Kok’s vast experience in the financial industry qualifies him to service as Vice-Chairman.

Ms. He Qianying, Director

Ms. He currently serves as the Company’s Director. Participate to work since 1991, graduated from Chengdu Qingbaijiang Middle School, present as the chairman of Sichuan Xiangtian Ecological Agriculture Development Co., Ltd. She is responsible in planning, directing, and implementing key strategic commercial initiatives for the organization.

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

ITEM 11.     EXECUTIVE COMPENSATION

Officers’ compensation

From May 21, 2012 to June 30, 2016, Mr. Stephen Tang and Mr. Francis Bok each receives a salary of $2,000 per month to be paid in shares of the Company’s common stock. Mr. Stephen Tang and Mr. Francis Bok have not been compensated as of December 31, 2016.

Directors’ compensation

The Directors have not been compensated as of December 31, 2016.

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

Securities authorized for issuance under Equity Compensation Plans

None.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners

The following table sets forth as of January 31, 2017, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than five percent (5%) of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Common Stock	Stephen Tang, CEO, Pres. & Dir.(3)	17,256,962	(4)	16.4%
Common Stock	Frances Bok, CFO & Dir.(3)	7,968,562		7.6%
Common Stock	Fintel (USA) Ltd.	9,288,400		8.8%
Common Stock	Pontoon Boat Inc. Rm 1202A, 12/F Empire Centre 68 Mody Road, Tsimshatsui, Kowloon, Hong Kong	53,596,540		51.0%
Common Stock	Kok Seng Yeap, CEO & Dir.	57,803,018	(5)	55.0%
Common Stock	He Qianying, Dir.	–		-%
Common Stock	All Directors and Officers as a Group (2 persons)	57,803,018		55.0%

(1)	Unless otherwise indicated, based on 105,091,254 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Unless indicated otherwise, the address of the shareholder is c/o Sancon Resources Recovery, Inc., 602 Nan Fung Tower, Suite 6/F, 88 Connaught Road central, Central District, Hong Kong.

(3)	Resigned in September 2016

(4)	Includes 7,968,562 shares of common stock over which Mr. Tang has sole investment and voting control, and 9,288,400 shares of common stock held by Fintel (USA) Ltd., which Mr. Tang may be deemed to own beneficially.

(5)	Includes 4,206,478 shares of common stock over which Mr. Kok has sole investment and voting control, and 53,596,540 shares of common stock held by Pontoon Boat Inc, which Mr. Kok may be deemed to own beneficially.

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

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our directors have advanced funds on an interest-free basis, with no maturity date, from appointment for working. Mr. Kok Seng Yeap advanced $17,400 in 2016 for cash and professional service fees.

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

The following table presents fees for professional services rendered by our auditors for the periods ended December 31, 2016 and 2015:

Services Performed	2016	2015
Audit Fees	$13,718	$2,436
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total Fees	$13,718	$2,436

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following Exhibits are filed as part of this report.

Exhibit Number	Description of Document

3.1	Articles of Incorporation of Financial Telecom Limited (USA), Inc.
3.2	Amended and Restated Bylaws of Financial Telecom Limited (USA), Inc.
10.1	Agreement between Hong Kong Futures Exchange Limited and Financial Telecom Limited
10.2	Market Service Datafeed Agreement between Stock Exchange Information Services Limited and Financial Telecom Limited
10.3	Option agreement dated December 14, 2004 between Fintel Group Limited and shareholders of Shanghai Longterms Technology Limited.
10.4	Option agreement dated January 5, 2005 between Fintel Group Limited and shareholders of Beijing JCL Technology Commerce Limited.
10.5	Option agreement dated January 20, 2005 between Fintel Group Limited and shareholders of Shanghai Qianhou Computer Technology Limited.
10.6	Independent contractor agreement between Fintel Group Limited and Mr. Sam Chong Keen.
10.7	Independent contractor agreement between Fintel Group Limited and Info Media Company.
10.8	Independent contractor agreement between Fintel Group Limited and China Digital Distribution Limited.
10.9	Sales and purchase agreement dated March 25, 2005 between Fintel Group Limited and shareholders of Enjoy Media Holdings Limited
10.10	Sales and purchase agreement dated April 25, 2005 between Fintel Group Limited and shareholders of Beijing Genial Technology Co. Ltd.
10.11	Option agreement dated March 7, 2005 between Fintel Group Limited and shareholders of Beijing Sinoskyline technology Trading Co. Ltd.
10.12	Settlement agreement dated December 5, 2012 between Sancon Resources Recovery, Inc. and Dragon Wings Communications Limited.
10.13	Notice of Dismissal dated January 11, 2013 issued by the United States Bankruptcy Court, District of Nevada.
10.14	Service Agreement, dated May 31, 2013, between Sancon Resources Recovery, Inc. and Fintel (USA) Ltd.
10.15*	Service Agreement, dated July 20, 2016, between Sancon Resources Recovery, Inc. and Fintel (USA) Ltd.
14.1	Code of Ethics
21.1	Subsidiaries of the registrant
31.1*	Certification of Director and Chief Executive Officer
31.2*	Certification of Director
32.1*	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at December 31, 2016 and 2015, (ii) Statement of Operations for the years ended December 31, 2016 and 2015, (iii) Statement of Cash Flows for the years ended December 31, 2016 and 2015, and (iv) Notes to Financial Statements.

*Filed herewith.

(1)	Incorporated herein by reference to the registrant’s initial Registration Statement on Form 10-SB (File No. 000-50760) filed on May 13, 2004.
(2)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-KSB (File No. 000-50760) filed April 15, 2005.
(3)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-QSB (File No. 000-50760) filed May 6, 2005.
(4)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-QSB (File No. 000-50760) filed August 6, 2005.
(5)	Incorporated herein by reference to the registrant’s Current Report on Form 8K/A (File No. 000-50760) filed November 29, 2005.
(6)	Incorporated herein by reference to the registrant’s Current Report on Form 8K/A (File No. 000-50760) filed January 25, 2006.
(7)	Incorporated herein by reference to the registrant’s Proxy Statement (File No. 000-50760) filed December 6, 2005.
(8)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-KSB (File No. 000-50760) filed April 26, 2006.
(9)	Incorporated by reference to the Exhibits to our Form 10-Q filed on May 17, 2016
(10)	Incorporated by reference to the Exhibits to our Form 10-Q filed on May 23, 2016

SANCON RESOURCES RECOVERY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Sancon Resources Recovery, Inc. (“the Company”)

We have audited the accompanying balance sheets of Sancon Resources Recovery, Inc. (incorporated in the State of Nevada, USA), as at December 31, 2016 and 2015, and the related statements of income, cash flows and stockholders’ equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sancon Resources Recovery, Inc. as at December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in accordance with generally accepted accounting principles in the United States of America.

The company is not required to have nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal controls over financial reporting. Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is currently dormant, and has the accumulated deficits as of December 31, 2016 and 2015 and no source of revenue, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  /s/ Anthony Kam & Associates Limited

Anthony Kam & Associates Limited

Certified Public Accountants

Hong Kong, China

March 30, 2017

SANCON RESOURCES RECOVERY, INC.

BALANCE SHEETS

AS OF DECEMBER 31, 2016 AND 2015

(United States dollars, except number of shares, per share data and unless otherwise stated)

	As at
	December 31, 2016	December 31, 2015
Assets
Assets
Current Assets	–	–
Total current assets and total assets	$–	$–

Liabilities and Stockholders' Equity

Liabilities
Current liabilities
Due to related parties	$100,137	$163,674
Accrued expenses and other payables	1,973	57,244
Total current liability and total liability	$102,110	$220,918

Stockholders' equity
Share capital authorized: 500,000,000 common shares, par value $0.001 per share
Issued and outstanding: 105,091,254 shares as of December 31, 2016 (December 31, 2015: 32,219,996 shares)	$105,091	$32,220
Additional paid-in capital	923,070	792,720
Share option reserves	89,015	89,015
Accumulated losses	(1,219,286)	(1,134,873)
Total stockholders' deficit	(102,110)	(220,918)
Total liabilities & stockholders' equity	$–	$–

The accompanying notes are an integral part of these audited financial statements

SANCON RESOURCES RECOVERY, INC.

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(United States dollars, except number of shares, per share data and unless otherwise stated)

	For the years ended December 31,
	2016	2015

Revenue	$–	$–

Other operating income	1,230	–
General and administrative expenses	(85,643)	(74,147)
Operating loss before income taxes	(84,413)	(74,147)

Income taxes	–	–

Net loss	$(84,413)	$(74,147)

Loss per share:
Basic loss per share	$(0.001)	$(0.002)
Basic weighted average shares outstanding	85,566,565	32,219,996
Diluted loss per share	$(0.001)	$(0.002)
Diluted weighted average shares outstanding	85,592,300	33,145,175

The accompanying notes are an integral part of these audited financial statements

 SANCON RESOURCES RECOVERY, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(United States dollars, except number of shares, per share data and unless otherwise stated)

	Common Shares	Common Stock	Additional Paid in Capital	Share Option Reserves	Accumulated losses	Total

Balance as of December 31, 2014	32,219,996	$32,220	$792,720	$89,015	$(1,060,726)	$(146,771)

Net loss for the year	–	–	–	–	(74,147)	(74,147)

Balance as of December 31, 2015	32,219,996	32,220	792,720	89,015	(1,134,873)	(220,918)

Issuance of common stock	72,871,258	72,871	130,350	–	–	203,221

Net loss for the year	–	–	–	–	(84,413)	(84,413)

Balance as of December 31, 2016	105,091,254	$105,091	$923,070	$89,015	$(1,219,286)	$(102,110)

The accompanying notes are an integral part of these audited financial statements

SANCON RESOURCES RECOVERY, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(United States dollars, except number of shares, per share data and unless otherwise stated)

	For the years ended December 31,
	2016	2015

Cash Flows from Operating Activities
Net loss	$(84,413)	$(74,147)
Adjustments to reconcile net income to net cash flows provided by operating activities:

Share based payment	–	–

Changes in current assets and liabilities, net of business acquisition:
(Increase)/Decrease in other current assets	–	–
(Decrease)/Increase in accrued expenses and other payables	(55,271)	23,370
Net cash flows used in Operating Activities	(139,684)	(50,777)

Cash Flows from Investing Activities
Purchase of property and equipment	–	–
Net cash flows used in Investing Activities	–	–

Cash Flows from Financing Activities
Issuance of shares	203,221	–
Loans from related parties	–	50,777
Settlement of loans from related parties	(63,537)	–
Net cash flows provided by Financing Activities	139,684	50,777

Effect of exchange rate changes on cash	–	–

Net increase in cash & cash equivalents	–	–

Cash & cash equivalent at start of year	–	–
Cash & cash equivalent at end of year	$–	$–

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Stock Based Compensation

As of December 31, 2016 and 2015, the Company did not issue any stock options.

Recent pronouncements

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

NOTE 3.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, after the disposal of its operating subsidiaries in the 4th quarter of 2011 and became dormant afterwards, the Company has the stockholders’ deficits of $102,110 and $220,918 as of December 31, 2016 and December 31, 2015 respectively. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans, additional sales of its common stock or through a possible business combination. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4. RELATED PARTY TRANSACTIONS

As of December 31, 2016, the Company owed $17,400 and $82,737 to director and shareholder respectively.

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

NOTE 5.  STOCKHOLDERS’ EQUITY

Common stock

Please refer to Note 4 – Related Party Transactions for the details of changes in share capital for the year ended December 31, 2016.

SANCON RESOURCES RECOVERY, INC.

NOTES TO FINANCIAL STATEMENTS

(United States dollars, except number of shares, per share data and unless otherwise stated)

NOTE 5.  STOCKHOLDERS’ EQUITY (CONTINUED)

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

	As at
	December 31, 2016	December 31, 2015

Loan settled by share option	$149,015	$149,015
Par value of the common shares	60,000	60,000
Fair value of share option	$89,015	$89,015

NOTE 6. INCOME TAXES

The Company is registered in the State of Nevada. Before the disposal of its operating subsidiaries on October 31, 2011, the Company had operations in primarily four tax jurisdictions the Australia, China, British Virgin Islands and the United States. For certain operations in the United States of America, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses from its US public shell as of December 31, 2016 and December 31, 2015.

The components of income before income taxes and non-controlling interest are as follows:

	As at
	December 31, 2016	December 31, 2015

Loss subject to United States	$(84,413)	$(74,147)
Net loss before income tax and non-controlling interest	$(84,413)	$(74,147)

United States of America

As of December 31, 2016, the Company in the United States of America had approximately $8,084,031 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carry forwards in certain situations when changes occur in the stock ownership of a company. In the event the Company has a change in ownership, utilization of carry forwards could be restricted. The deferred tax assets for the United States entity at December 31, 2016 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the United States of America as of December 31, 2016 and 2015.

	As at
	December 31, 2016	December 31, 2015
Net Operating Loss Carry Forwards	$8,084,031	$7,999,618

Total Deferred Tax Assets	2,748,570	2,719,870
Less: Valuation Allowance	(2,748,570)	(2,719,870)
Net Deferred Tax Assets	$–	$–

As of December 31, 2016, the Company does not have any unrecognized tax benefits and no corresponding interest or penalties. The Company's policy is to record interest and penalties as income tax expense.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the March 31, 2017.

SANCON RESOURCES RECOVERY, INC.

By: /s/ Kok Seng Yeap

Kok Seng Yeap

Director

(Chief Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kok Seng Yeap Kok Seng Yeap	Director (Chief Executive Officer)	March 31, 2017

/s/ He Qianying He Qianying	Director	March 31, 2017

15

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation of Financial Telecom Limited (USA), Inc.
3.2	Amended and Restated Bylaws of Financial Telecom Limited (USA), Inc.
10.1	Agreement between Hong Kong Futures Exchange Limited and Financial Telecom Limited
10.2	Market Service Datafeed Agreement between Stock Exchange Information Services Limited and Financial Telecom Limited
10.3	Option agreement dated December 14, 2004 between Fintel Group Limited and shareholders of Shanghai Longterms Technology Limited.
10.4	Option agreement dated January 5, 2005 between Fintel Group Limited and shareholders of Beijing JCL Technology Commerce Limited.
10.5	Option agreement dated January 20, 2005 between Fintel Group Limited and shareholders of Shanghai Qianhou Computer Technology Limited.
10.6	Independent contractor agreement between Fintel Group Limited and Mr. Sam Chong Keen.
10.7	Independent contractor agreement between Fintel Group Limited and Info Media Company.
10.8	Independent contractor agreement between Fintel Group Limited and China Digital Distribution Limited.
10.9	Sales and purchase agreement dated March 25, 2005 between Fintel Group Limited and shareholders of Enjoy Media Holdings Limited
10.10	Sales and purchase agreement dated April 25, 2005 between Fintel Group Limited and shareholders of Beijing Genial Technology Co. Ltd.
10.11	Option agreement dated March 7, 2005 between Fintel Group Limited and shareholders of Beijing Sinoskyline technology Trading Co. Ltd.
10.12	Settlement agreement dated December 5, 2012 between Sancon Resources Recovery, Inc. and Dragon Wings Communications Limited.
10.13	Notice of Dismissal dated January 11, 2013 issued by the United States Bankruptcy Court, District of Nevada.
10.14	Service Agreement, dated May 31, 2013, between Sancon Resources Recovery, Inc. and Fintel (USA) Ltd.
10.15*	Service Agreement, dated July 20, 2016, between Sancon Resources Recovery, Inc. and Fintel (USA) Ltd.
14.1	Code of Ethics
21.1	Subsidiaries of the registrant
31.1*	Certification of Director and Chief Executive Officer
31.2*	Certification of Director
32.1*	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at December 31, 2016 and 2015, (ii) Statement of Operations for the years ended December 31, 2016 and 2015, (iii) Statement of Cash Flows for the years ended December 31, 2016 and 2015, and (iv) Notes to Financial Statements.

*Filed herewith

(1)	Incorporated herein by reference to the registrant’s initial Registration Statement on Form 10-SB (File No. 000-50760) filed on May 13, 2004.
(2)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-KSB (File No. 000-50760) filed April 15, 2005.
(3)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-QSB (File No. 000-50760) filed May 6, 2005.
(4)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-QSB (File No. 000-50760) filed August 6, 2005.
(5)	Incorporated herein by reference to the registrant’s Current Report on Form 8K/A (File No. 000-50760) filed November 29, 2005.
(6)	Incorporated herein by reference to the registrant’s Current Report on Form 8K/A (File No. 000-50760) filed January 25, 2006.
(7)	Incorporated herein by reference to the registrant’s Proxy Statement (File No. 000-50760) filed December 6, 2005.
(8)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-KSB (File No. 000-50760) filed April 26, 2006.
(9)	Incorporated by reference to the Exhibits to our Form 10-Q filed on May 17, 2016
(10)	Incorporated by reference to the Exhibits to our Form 10-Q filed on May 23, 2016

16