Form 10-Q
period 2017-03-31
Sancon Resources Recovery, Inc.
filed 2017-05-12
CIK 1288195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended March 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

Commission File Number: 000-50760

Sancon Resources Recovery, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	58-2670972
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

G5, Tiara Mutiara

(No 139, Jalan Puchong)

58200 Kuala Lumpur, Malaysia

(Address of Principal Executive Offices)

+ 603-77726616

(Registrant’s Telephone Number, Including Area Code)

602 Nan Fung Tower, Suite 6/F, 88 Connaught Road Central, Central District, Hong Kong
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

Number of shares outstanding of each of the issuer’s classes of common equity, as of May 8, 2017: 107,014,454 shares of Common Stock, par value US $0.001

Forward Looking Statements

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

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

SANCON RESOURCES RECOVERY, INC.

CONDENSED BALANCE SHEETS

	As at
	March 31, 2017 (Unaudited)	December 31, 2016 (Audited)

Asset
Total current asset and total asset	$–	$–

Liability
Due to related parties	107,580	100,137
Accrued expenses and other payables	3,308	1,973
Total current liability and total liability	110,888	102,110

Stockholders' deficits
Share capital
Authorized: 500,000,000 common shares, par value $0.001 per share
Issued and outstanding: 105,091,254 shares as of March 31, 2017 (December 31, 2016: 105,091,254 shares)	105,091	105,091
Additional paid-in capital	923,070	923,070
Share option reserves	89,015	89,015
Accumulated losses	(1,228,064)	(1,219,286)
Total stockholders’ deficits	(110,888)	(102,110)

Total liability& stockholders' deficits	$–	$–

The accompanying notes are an integral part of these unaudited financial statements

SANCON RESOURCES RECOVERY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months periods ended March 31,
	2017	2016

Net Revenue	$–	$–

Operating Expenses
General and Administrative expenses	8,778	18,987
Total operating expenses	8,778	18,987

Operating loss	(8,778)	(18,987)

Other income	–	1,230

Loss before tax	(8,778)	(17,757)

Income taxes	–	–

Net loss	$(8,778)	$(17,757)

Loss per share
Basic loss per share	$–	$–
Basic weighted average shares outstanding	105,091,254	45,286,663
Diluted loss per share	$–	$–
Diluted weighted average shares outstanding	108,163,326	45,286,663

The accompanying notes are an integral part of these unaudited financial statements

SANCON RESOURCES RECOVERY, INC.

CONDENSED STATEMENTS OF CASH FLOW

(UNAUDITED)

	For the three months periods ended March 31,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(8,778)	$(17,757)

Change in current assets and liabilities
Increase / (Decrease) in accrued expenses and other payables	1,335	(2,557)
Net cash flows used in operating activities	(7,443)	(20,314)

Cash Flows from Financing Activities
Issuance of shares	–	42,000
Loans from related parties	11,300	–
Settlement of loans from related parties	(3,857)	(21,686)
Net cash flows provided by financing activities	7,443	20,314

Effect of exchange rate changes on cash	–	–

Net Increase in Cash & Cash Equivalent	–	–

Cash & Cash Equivalent at start of period	$–	$–
Cash & Cash Equivalent at end of period	$–	$–

The accompanying notes are an integral part of these unaudited financial statements

SANCON RESOURCES RECOVERY, INC.

NOTES TO THE FINANCIAL STATEMENTS

For the three months periods ended March 31, 2017

(Unaudited)

Note 1.  Nature of Operations

Sancon Resources Recovery, Inc. ("Sancon", or "the Company", or "we", or "us") is registered in the State of Nevada. Sancon Resources Recovery, Inc. was dormant during the period.

Note 2.  Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of Sancon’s management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for periods are not necessarily indicative of results for the entire year. These financial statements and accompanying notes should be read in conjunction with our annual financial statements and the notes thereto for the year ended December 31, 2016, included in our Annual Report on Form 10K, filed with the Securities and Exchange Commission.

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

Note 4.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, after the disposal of its operating subsidiaries in the 4th quarter of 2011 and became dormant afterwards, the Company has the stockholders’ deficits of $110,888 and $102,110 as of March 31, 2017 and December 31, 2016 respectively. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans, additional sales of its common stock or through a possible business combination. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 5. Related Party Transactions

As of March 31, 2017, the Company owed $28,700 and $78,880 to director and shareholder respectively.

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

During the period, KOK Seng Yeap, Eddy advanced $11,300 for the operation of the Company.

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

	As at
	March 31, 2017	December 31, 2016

Loan settled by share option	$149,015	$149,015
Par value of the common shares	60,000	60,000
Fair value of share option	$89,015	$89,015

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

Note 8. Subsequent events

On or about April 5, 2017, the Company received a written consent in lieu of a meeting of Stockholders from a stockholder, who owns 53,596,540 voting shares representing approximately 51% of the 105,091,254 shares of the total issued and outstanding shares of voting stock of the Company (the “Majority Stockholder”) authorizing the Company’s Board of Directors, to effect a name change of the Company to IGS Capital Group Limited and a reverse split of the Company’s Common Stock on a 100-for-one (100:1) basis, pursuant to which the number of authorized shares of Common Stock will remain 500,000,000 shares and the par value for the common stock will remain $0.001, following such reverse stock split (the “Reverse Stock Split”); any fractional shares post-split will be rounded up to the next whole share.

On April 5, 2017, the Board of Directors of the Company approved the above-mentioned actions. The Majority Stockholder approved the action by written consent in lieu of a meeting on April 5, 2017, in accordance with the Nevada Corporate law.

Pre-Reverse Stock Split	Common
Authorized Common Shares	Issued Shares	Authorized but Unissued
500,000,000	105,091,254	394,908,746

Authorized Common	Post-Reverse Common Stock
Shares	Split Issued Shares	Authorized but Unissued
500,000,000	1,050,913	498,949,087

The reverse split will not change the proportionate equity interests of our stockholders, nor will the respective voting rights and other rights of stockholders be altered, except for possible immaterial changes, due to rounding-up any fractional shares. The Common Stock issued pursuant to the reverse split will remain fully paid and non-assessable. The reverse split is not intended as, and will not have the effect of, a "going private transaction" covered by Rule 13e-3 under the Securities Exchange Act of 1934. We will continue to be subject to the periodic reporting requirements of the Securities Exchange Act of 1934.

On May 8, 2017, the Board of Directors of the Company approved the subscription of the company’s shares with details as follows were tabled.

Name of applicant	Number of shares	Price	Date of application
MARCUS BIN APAU	20,000	400.00	April 04, 2017
MICHAEL DHAS ANBALAGAN	45,000	900.00	April 04, 2017
NORAINI BINTI ABU KASSIM	30,000	600.00	April 12, 2017
ANDREW BIN SANDAH	20,000	400.00	April 12, 2017
SALIM BIN AHMAD	15,000	300.00	April 12, 2017
LIPAH BIN UMPOK	20,000	400.00	April 12, 2017
HAI ZATON BINTI AHMAD	45,000	900.00	April 12, 2017
HASLIZA BINTI AHMAD	15,000	300.00	April 12, 2017
NOOR SHAM BINTI ABU KASSIM	15,000	300.00	April 12, 2017
NORAINI BINTI MAJID	20,000	400.00	April 12, 2017
NAJMUIN BIN MOHAMAD	135,000	2,700.00	April 12, 2017
NORAZIZAM BIN DAHLAN	30,000	600.00	April 12, 2017
MOHD MAIZATUL KEFTIAH BIN AHMAD	15,000	300.00	April 12, 2017
RUSTINA SING	40,000	800.00	April 12, 2017
TAN TOH NGUANG	135,000	2,700.00	April 12, 2017
MOHD SABRI BIN ANANG	30,000	600.00	April 12, 2017
SITI MUHIDAH BINTI KAMARUDDIN	60,000	1,200.00	April 12, 2017
MOHAMAD ABDUL WAHAB BIN ABDUL HALIM	15,000	300.00	April 12, 2017
JOLAILI BIN MATMIN	30,000	900.00	April 12, 2017
RAMLEE BIN RASMAT	10,000	300.00	April 12, 2017
MOHAMAD NAZRI BIN HASHIM	125,000	2,500.00	April 12, 2017
FARIZ IZADI BIN MAHIZAN	10,000	300.00	April 12, 2017
ROZALINDA BINTI MUSTAFFA	20,000	400.00	April 12, 2017
MOHAMED YUSOFF BIN ABDUL GHANI	50,000	1,500.00	April 12, 2017
MOHD FAZLY BIN MOHD NOOR SHAM	70,000	1,400.00	April 12, 2017
ANISAH BINTI AMBILAH	65,000	1,300.00	April 12, 2017
NAREIN BALAGEE	30,000	600.00	April 12, 2017
ADTAR KHAFIZ BIN RAMLAN	15,000	300.00	April 12, 2017
AZMAN BIN SAHAROM	628,200	12,564.00	April 12, 2017
SUHANA BINTI ASMAT	15,000	300.00	April 12, 2017
MIOR ZAMRI BIN MIOR AHMAD	150,000	3,000.00	April 12, 2017

According to the issuance of total 1,923,200 shares of common stock, the total number of share outstanding increased from 105,091,254 shares to 107,014,454 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Item 2(a). Discussion for the Interim Operations and Financial Condition

Introduction

Management's discussion and analysis of results of operations and financial condition ("MD&A") is provided as a supplement to the accompanying financial statements and footnotes to help provide an understanding of our financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

•	Caution concerning forward-looking statements and risk factors. This section discusses how certain forward-looking statements made by us throughout the MD&A and in the financial statements are based on our present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.
•	Overview. This section provides a general description of our business, as well as recent developments that we believe are important in understanding the results of operations and to anticipate future trends in those operations.
•	Results of operations. This section provides an analysis of our results of operations for the three months periods ended March 31, 2017 compared to the same period in 2016. A brief description is provided of transactions and events, including any related party transactions that affect the comparability of the results being analyzed.
•	Liquidity and capital resources. This section provides an analysis of our financial condition and cash flows for the three months periods ended March 31, 2017 and 2016.
•	Critical accounting policies. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

Employees

As of March 31, 2017, the Company had no employees.

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

Results of Operations - Comparison between the three months period ended March 31, 2017 and the same period in 2016.

Revenue

The Company had no revenues for the three months period ended March 31, 2017 and the same period in 2016.

General and administrative expenses

General and administrative expenses decreased to $8,778 for the three months ended March 31, 2017, from $18,987 for the three months ended March 31, 2016, a decrease of $10,209. Of these amounts, $nil and $15,000 related to the value of cash compensation to our directors and secretary for the three months ended March 31, 2017 and March 31, 2016 respectively. In addition, a substantial portion of our expenses for the three months ended March 31, 2017 related to accounting and staff service fees, audit fees, legal and professional service fees, and for the three months ended March 31, 2016 related to accounting service fees, audit fees, professional service fees and transfer agent fees.

Other Income

The other income for the three months period ended March 31, 2017 was $nil, compared to the other income of $1,230 for the three months period ended March 31, 2016, a decrease of $1,230.

Income Tax

There were no income taxes for the three months period ended March 31, 2017 and the same period in 2016.

Net loss

The net loss for the three months period ended March 31, 2017 was $8,778, compared to the net loss of $17,757 for the three months period ended March 31, 2016, a decrease of $8,979.

Liquidity and Capital Resources

Working Capital

	As of	As of
	March 31,	December 31,
	2017	2016
Current Assets	$–	$–
Current Liabilities	$110,888	$102,110
Working Capital	$(110,888)	$(102,110)

As shown in the accompanying financial statements, the Company has accumulated loss of $1,228,064 as of March 31, 2017 compared to $1,219,286 as of December 31, 2016. There was a working capital deficit of $110,888 on March 31, 2017 and it was $102,110 as of December 31, 2016. It has increased by $8,778. The change is mainly due to increase in the loans from related parties.

Operating Activities

The net cash flows used in operating activities for the three months period ended March 31, 2017 was $7,443 compared to $20,314 for the three months period ended March 31, 2016. The decrease is attributed to decrease in net loss and increase in accrued expenses and other payables.

Financing Activities

The net cash flows provided by financing activities for the three months period ended March 31, 2017 was $7,443 compared to $20,314 for the three months period ended March 31, 2016. The Company financed its growth by utilizing cash reserves, loans from directors and issuance of common shares. Loans from directors were unsecured, and deferred payment term and without interest bearing. The Company’s primary use of funds was for operation expense and working capital.

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

During the three months ended March 31, 2017, there were no changes in our internal accounting controls or in other factors that materially affected our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

The information is not required for smaller reporting companies.

Item 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. OTHER INFORMATION

On March 27, 2017, the Board of Directors of Sancon Resources Recovery, Inc. appointed the director, KOK Seng Yeap as the Chief Financial Officer and Secretary with immediate effect.

On or about April 5, 2017, the Company passed the resolution to effect a name change of the Company to IGS Capital Group Limited and a reverse split of the Company’s Common Stock on a 100-for-one (100:1) basis. For details, please refer to Note 8 stated in Item 1 of Part I.

On May 8, 2017, the Board of Directors of the Company approved the subscription of the company’s shares. Total 1,923,200 shares of common stock issued. The total number of share outstanding increased to 107,014,454 shares. For details, please refer to Note 8 stated in Item 1 of Part I.

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

SANCON RESOURCES RECOVERY, INC.

Dated: May 12, 2017	By:	/s/ Kok Seng Yeap
Kok Seng Yeap
Director
(Chief Executive Officer, Chief Financial Officer and Secretary)

Dated: May 12, 2017	By:	/s/ He Qianying
He Qianying
Director

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Director and Chief Executive Officer

31.2	Certification of Director

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at March 31, 2017 and December 31, 2016, (ii) Statement of Operations for the three months period ended March 31, 2017 and 2016, (iii) Statement of Cash Flows for the three months period ended March 31, 2017 and 2016, and (iv) Notes to Financial Statements.

