Form 10-Q
period 2017-06-30
IGS Capital Group Ltd
filed 2017-08-11
CIK 1288195

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended June 30, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

Commission File Number: 000-50760

IGS CAPITAL GROUP LIMITED

(Exact Name of Registrant as Specified in its Charter)

Nevada	58-2670972
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

G5, Tiara Mutiara

(No 139, Jalan Puchong)

58200 Kuala Lumpur, Malaysia

(Address of Principal Executive Offices)

+ 603-77726616

(Registrant’s Telephone Number, Including Area Code)

SANCON RESOURCES RECOVERY, INC.
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

Number of shares outstanding of each of the issuer’s classes of common equity, as of August 9, 2017: 3,564,348 shares of Common Stock, par value US $0.001

Forward Looking Statements

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

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

IGS CAPITAL GROUP LIMITED

CONDENSED BALANCE SHEETS

	As at
	June 30, 2017 (Unaudited)	December 31, 2016 (Audited)

Assets
Investments	13	–
Due from related parties	238,768	–
Total current asset and total asset	$238,781	$–

Liabilities
Due to related parties	84,779	100,137
Accrued expenses and other payables	37,020	1,973
Total current liabilities and total liabilities	121,799	102,110

Stockholders' equity
Share capital
Authorized: 500,000,000 common shares, par value $0.001 per share
Issued and outstanding: 3,242,815 shares as of June 30, 2017 (December 31, 2016: 105,091,254 shares)	3,243	105,091
Additional paid-in capital	1,305,692	923,070
Share option reserves	89,015	89,015
Accumulated losses	(1,280,968)	(1,219,286)
Total stockholders’ earnings/(deficits)	116,982	(102,110)

Total liabilities & stockholders' equity	$238,781	$–

The accompanying notes are an integral part of these unaudited condensed financial statements

IGS CAPITAL GROUP LIMITED

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months periods ended June 30,		For the six months periods ended June 30,
	2017	2016	2017	2016

Net Revenue	$–	$–	$–	$–

Operating Expenses
General and Administrative expenses	63,143	42,058	71,921	61,045
Total operating expenses	63,143	42,058	71,921	61,045

Operating loss	(63,143)	(42,058)	(71,921)	(61,045)

Other income	10,239	–	10,239	1,230

Loss before tax	(52,904)	(42,058)	(61,682)	(59,815)

Income taxes	–	–	–	–

Net loss	$(52,904)	$(42,058)	$(61,682)	$(59,815)

Loss per share
Basic loss per share	$–	$–	$–	$–
Basic weighted average shares outstanding	81,134,124	86,280,798	93,046,509	65,827,320
Diluted loss per share	$–	$–	$–	$–
Diluted weighted average shares outstanding	84,037,033	86,619,599	95,987,041	65,827,320

The accompanying notes are an integral part of these unaudited condensed financial statements

IGS CAPITAL GROUP LIMITED

CONDENSED STATEMENTS OF CASH FLOW

(UNAUDITED)

	For the six months periods ended June 30,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(61,682)	$(59,815)

Change in current assets and liabilities
Increase / (Decrease) in accrued expenses and other payables	35,047	(55,952)
Net cash flows used in operating activities	(26,635)	(115,767)

Cash Flows from Investing Activities
Purchase of investment	(13)	–
Net cash flows used in investing activities	(13)	–

Cash Flows from Financing Activities
Issuance of shares	280,774	203,221
Loans from related parties	2,043	–
Loans to related parties	(256,169)	–
Settlement of loans from related parties	–	(87,454)
Net cash flows provided by financing activities	26,648	115,767

Effect of exchange rate changes on cash	–	–

Net Increase in Cash & Cash Equivalent	–	–

Cash & Cash Equivalent at start of period	$–	$–
Cash & Cash Equivalent at end of period	$–	$–

The accompanying notes are an integral part of these unaudited condensed financial statements

IGS CAPITAL GROUP LIMITED

NOTES TO THE FINANCIAL STATEMENTS

For the six months periods ended June 30, 2017

(Unaudited)

Note 1.  Nature of Operations

IGS Capital Group Limited ("IGS", or "the Company", or "we", or "us"), formerly known as Sancon Resources Recovery, Inc., is registered in the State of Nevada. The Company was dormant during the period.

On April 26, 2017, the Company filed a certificate of amendment to its articles of incorporation with the Secretary of State of the State of Nevada (the “Amendment”) changing the Company’s name from “Sancon Resources Recovery, Inc.” to “IGS Capital Group Limited”. The name change became effective with FINRA on June 8, 2017.

Note 2.  Basis of Presentation

Unaudited Interim Condensed Financial Statements

The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of IGS’s management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for periods are not necessarily indicative of results for the entire year. These financial statements and accompanying notes should be read in conjunction with our annual financial statements and the notes thereto for the year ended December 31, 2016, included in our Annual Report on Form 10K, filed with the Securities and Exchange Commission.

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

Note 4.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, after the disposal of its operating subsidiaries in the 4th quarter of 2011 and became dormant afterwards, the Company has the stockholders’ earnings of $116,982 as of June 30, 2017 and the stockholders’ deficits of $102,110 as of December 31, 2016 respectively. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans, additional sales of its common stock or through a possible business combination. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 5. Related Party Transactions

As of June 30, 2017, the Company owed $84,779 to a related company, $237,990 and $778 from a director and a related company respectively.

As of December 31, 2016, the Company owed $17,400 and $82,737 to a director and a shareholder respectively.

On May 4, 2016, (i) 42,582,858 shares of our common stock, valued at $138,000 were issued in lieu of cash compensation for director and secretarial services from March 13, 2014 through June 30, 2016; and (ii) 9,288,400 shares of our common stock, valued at $23,221 were issued in lieu of cash compensation for accounting services from December 22, 2013 through June 30, 2016.

During the period, the Company advanced $255,390 to Kok Seng Yeap, Eddy.

Note 6.  Stockholders’ equity

Common stock

On May 8, 2017, 1,923,200 new shares issued. The total number of shares issued and outstanding increased from 105,091,254 to 107,014,454.

On May 22, 2017, 2,332,541 new shares issued. The total number of shares issued and outstanding increased from 107,014,454 to 109,346,995.

On April 26, 2017, the Company filed a certificate of change with the Secretary of State of Nevada to effectuate a reverse stock split (the “Stock Split”) of its issued and outstanding shares of common stock on a 1-for-100 basis. The number of its authorized shares of common stock will remain at 500,000 000 shares, par value $0.001. The Stock Split became effective with FINRA on June 8, 2017 (the “Effective Date”). As of that date, every 100 shares of issued and outstanding common stock were converted into one share of common stock.  No fractional shares will be issued in connection with the Stock Split. Instead, any fractional shares will be rounded up to the next whole share and a holder of record of old common stock on the Effective Date who would otherwise be entitled to a fraction of a share will, in lieu thereof, be issued one whole share.

Pre-Reverse Stock Split	Common
Authorized Common Shares	Issued Shares	Authorized but Unissued
500,000,000	109,346,995	390,653,005

Authorized Common	Post-Reverse Common Stock
Shares	Split Issued Shares	Authorized but Unissued
500,000,000	1,094,500	498,905,500

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

Beginning on June 9, 2017, the Company’s shares of common stock began trading on the OTCQB Marketplace under the symbol “SRRY” with a “D” added for 20 trading days to signify that the Stock Split has occurred. After the 20 trading days, the “D” will be deleted and the symbol will change to “IGSC” to reflect the Company’s new name.

On June 27, 2017, 2,500 fractional shares issued. On June 29, 2017, 2,145,815 new shares issued. The total number of shares issued and outstanding increase from 1,094,500 to 3,242,815.

For the new issuance of shares, please refer to Item 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS of PART II. OTHER INFORMATION.

Stock options

On December 5, 2012, the Company entered into a settlement agreement with Dragon Wings for the settlement of the claim by Dragon Wings. In consideration of IGS's agreement to make the payments in the form of common shares and share options listed in the settlement agreement. The Company would give the option to Dragon Wings to purchase 6,000,000 common shares; the option may be exercised by Dragon Wings in whole or in part, at any time within 5 years from the date of this settlement agreement with the exercise price at US$0.01 per share, with dilution protection and subject to share split adjustment.

	As at
	June 30, 2017	December 31, 2016

Loan settled by share option	$149,015	$149,015
Par value of the common shares	60,000	60,000
Fair value of share option	$89,015	$89,015

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

Note 8. Subsequent events

On July 10, 2017, the Board of Directors of the Company approved the subscription of the company’s shares with details as follows were tabled.

No.	Name of Applicant	Number of shares	Price (USD)	Date of Application
1	PAVITHIRAN DEVADASAN	3,000.00	300.00	June 19, 2017
2	RUSTINA SING	8,000.00	800.00	June 19, 2017
3	ZAINUDDIN BIN YAACOB	6,000.00	600.00	June 19, 2017
4	ANBAZAGAN SAMUEL	15,000.00	1,500.00	June 19, 2017
5	OTHMAN BIN AHMAN	3,000.00	300.00	June 19, 2017
6	ROSLINA BINTI AMALUDDIN	3,000.00	300.00	June 19, 2017
7	SITI SAUDAH BINTI SYED MUDAN	6,000.00	600.00	June 19, 2017
8	FAZIAH BINTI SELAMAT	3,000.00	300.00	June 19, 2017
9	ROHAYAH BINTI MOHD	6,000.00	600.00	June 19, 2017
10	FAZUAH BINTI HAJI ABD RAHIM	6,000.00	600.00	June 19, 2017
11	MOHD FIRDAUS BIN MANSOR	3,000.00	300.00	June 19, 2017
12	AMIR BIN SHAIDIN	3,000.00	300.00	June 19, 2017
13	SHANDON BIN ABD WAHAB	3,000.00	300.00	June 19, 2017
14	HASIAH BINTI ABD RAHIM	3,000.00	300.00	June 19, 2017
15	PAIZAH BINTI BOKHARI	3,000.00	300.00	June 19, 2017
16	HERMES GEORGE	13,000.00	1,300.00	June 19, 2017
17	CHE SALIM BIN SAID	9,000.00	900.00	June 19, 2017
18	YA ACUB BIN DOLLAH	3,000.00	300.00	June 19, 2017
19	SHIM SHOO FAH	15,000.00	1,500.00	June 19, 2017
20	SHIM SHOO FAH	10,000.00	1,000.00	June 19, 2017
21	AMINUDDIN BIN HAJI MUHAMMAD SAID	30,000.00	3,000.00	June 19, 2017
22	NG KOK CHONG	10,000.00	1,000.00	June 19, 2017
23	LIM WEI CHING	50,000.00	5,000.00	June 19, 2017
24	ONG LEE CHIA	20,000.00	2,000.00	June 19, 2017

On July 20, 2017, the Board of Directors of the Company approved the subscription of the company’s shares with details as follows were tabled.

No.	Name of Applicant	Number of shares	Price (USD)	Date of Application
1	YOO HAK JONG	3,585	8,570.00	July 11, 2017
2	PARK JONGSUL	1,744	4,170.00	July 11, 2017
3	PARK SOONSEK	3,544	8,470.00	July 11, 2017
4	LEE SOON KYO	489	1,170.00	July 11, 2017
5	KIM OKJU	782	1,870.00	July 11, 2017
6	CHOI YOUNGCHAE	1,093	2,613.00	July 11, 2017
7	CHOI HYE KYUNG	7,280	17,400.00	July 11, 2017
8	HA KEUM JA	1,255	3,000.00	July 11, 2017
9	DOO HO	1,243	2,970.00	July 11, 2017
10	PARK YOUNG MAN	418	1,000.00	July 11, 2017
11	LEE SEUNGBOK	2,038	4,870.00	July 11, 2017
12	LEE YUBEEN	1,255	3,000.00	July 11, 2017
13	KIM YOUNG SUNG	837	2,000.00	July 11, 2017
14	KIM KYUNG WON	1,255	3,000.00	July 11, 2017
15	LIM MUN SEOP	418	1,000.00	July 11, 2017
16	LEE HOON	418	1,000.00	July 11, 2017
17	KIM DAE IL	837	2,000.00	July 11, 2017
18	AHN JONG CHUL	837	2,000.00	July 11, 2017
19	KANG KYUNG HEE	418	1,000.00	July 11, 2017
20	KIM YEON POONG	8,954	21,400.00	July 11, 2017
21	KIM HWOIIL	2,092	5,000.00	July 11, 2017
22	PARK JIHYEON	4,602	11,000.00	July 11, 2017
23	LEE GEUM SOON	364	870.00	July 11, 2017
24	KIM YOON	837	2,000.00	July 11, 2017
25	NAM HYERAN	2,196	2,624.00	July 11, 2017
26	LEE NAMYONG	1,506	1,800.00	July 11, 2017
27	KWON BOKCHOOL	3,766	4,500.00	July 11, 2017
28	BAEK HEEJA	1,506	1,800.00	July 11, 2017
29	SONG MYUNGBOON	2,510	3,000.00	July 11, 2017
30	KO CHANG BUM	837	1,000.00	July 11, 2017
31	PAK EUNSUN	1,506	1,800.00	July 11, 2017
32	CHOI JEOMNIM	837	1,000.00	July 11, 2017
33	KANG SEONGHUI	2,259	2,700.00	July 11, 2017
34	KIM HONG WOO	628	750.00	July 11, 2017
35	KIM KEUMHO	837	1,000.00	July 11, 2017
36	WOO DONGHWAN	4,978	5,949.00	July 11, 2017
37	WOO YOUNG HWAN	1,257	2,000.00	July 11, 2017
38	SEO YONGMOON	3,485	7,318.00	July 11, 2017

On August 1, 2017, the Board of Directors of the Company approved the subscription of the company’s shares with details as follows were tabled.

No.	Name of Applicant	Number of shares	Price (USD)	Date of Application
1	KIM JAE YEON	4,866	12,165.56	August 1, 2017
2	OH JOUNGSOUK	400	1,000.00	August 1, 2017
3	PARK JONGSUL	1,668	4,170.00	August 1, 2017
4	SEO HYOSEUNG	1,200	3,000.00	August 1, 2017
5	KIM KWANGSUK	1,440	1,800.00	August 1, 2017
6	RUSNANI BINTI AHMAD	120	300.00	August 1, 2017
7	RITA SARID	240	600.00	August 1, 2017
8	WONG OI LAN	800	2,000.00	August 1, 2017
9	KANG DONGKUK	1,696	4,238.89	August 1, 2017
10	YANG JEONG SOON	400	1,000.00	August 1, 2017

According to the issuance of total 321,533 shares of common stock, the total number of share outstanding increased from 3,242,815 shares to 3,564,348 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Item 2(a). Discussion for the Interim Operations and Financial Condition

Introduction

Management's discussion and analysis of results of operations and financial condition ("MD&A") is provided as a supplement to the accompanying financial statements and footnotes to help provide an understanding of our financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

•	Caution concerning forward-looking statements and risk factors. This section discusses how certain forward-looking statements made by us throughout the MD&A and in the financial statements are based on our present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

•	Overview. This section provides a general description of our business, as well as recent developments that we believe are important in understanding the results of operations and to anticipate future trends in those operations.

•	Results of operations. This section provides an analysis of our results of operations for the three month and six month periods ended June 30, 2017 compared to the same period in 2016. A brief description is provided of transactions and events, including any related party transactions that affect the comparability of the results being analyzed.

•	Liquidity and capital resources. This section provides an analysis of our financial condition and cash flows for the three month and six month periods ended June 30, 2017 and 2016.

•	Critical accounting policies. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

IGS's Visions and Goals

After the disposal of all its business in 2011, the directors are now looking for viable business that it can acquire in Asia.

Employees

As of June 30, 2017, the Company had no employees.

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

As a public company, IGS is subject to certain regulatory requirements including, but not limited to, compliance with Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX404"). Such compliance results in significant additional costs to the Company by increased audit and consulting fees, and the time required by management to address the regulations.

Results of Operations - Comparison between the three month and six month periods ended June 30, 2017 and the same period in 2016.

Revenue

The Company had no revenues for the three month and six month periods ended June 30, 2017 and the same period in 2016.

General and administrative expenses

General and administrative expenses increased to $63,143 and $71,921 for the three month and six month periods ended June 30, 2017 respectively, from $42,058 and $61,045 for the three month and six month periods ended June 30, 2016 respectively, an increase of $21,085 and $10,876 respectively. Of these amounts, $30,000 and $30,000 related to the value of cash compensation to our directors and secretary for the three and six months, respectively, ended June 30, 2017 and $15,000 and $30,000 related to the value of cash compensation to our directors and secretary for the three and six months, respectively, ended June 30, 2016. In addition, a substantial portion of our expenses for the three and six months, respectively, ended June 30, 2017 and June 30, 2016 related to accounting service fees, audit fees, legal service fees, professional service fees and transfer agent fees.

Other Income

The other income for the three month and six month periods ended June 30, 2017 was $10,239 and $10,239 respectively, compared to the other income of $nil and $1,230 for the three month and six month periods ended June 30, 2016, an increase of $10,239 and $9,009 respectively.

Income Tax

There were no income taxes for the three month and six month periods ended June 30, 2017 and the same period in 2016.

Net loss

The net loss for the three month and six month periods ended June 30, 2017 was $52,904 and $61,682 respectively, compared to the net loss of $42,058 and $59,815 for the three month and six month periods ended June 30, 2016 respectively, an increase of $10,846 and $1,867 respectively.

Liquidity and Capital Resources

Working Capital

	As of	As of
	June 30,	December 31,
	2017	2016
Current Assets	$238,781	$–
Current Liabilities	$121,799	$102,110
Working Capital	$116,982	$(102,110)

As shown in the accompanying financial statements, the Company has accumulated loss of $1,280,968 as of June 30, 2017 compared to $1,219,286 as of December 31, 2016. There was a working capital earning of $116,982 on June 30, 2017 and it was a working capital deficit of $102,110 as of December 31, 2016. It has increased by $219,092. This is due to the settlement of liability due to related parties by issuance of common shares.

Operating Activities

The net cash flows used in operating activities for the six months period ended June 30, 2017 was $26,635 compared to $115,767 for the six months period ended June 30, 2016. The decrease is attributed to increase in accrued expenses and other payables.

Investing Activities

The net cash flows used in investing activities for the six months period ended June 30, 2017 was $13 compared to $nil for the six months period ended June 30, 2016. The increase is attributed to purchase of investment.

Financing Activities

The net cash flows provided by financing activities for the six months period ended June 30, 2017 was $26,648 compared to $115,767 for the six months period ended June 30, 2016. The Company financed its growth by utilizing cash reserves, loans from related parties and issuance of common shares. Loans from related parties were unsecured, and deferred payment term and without interest bearing. The Company’s primary use of funds was for operation expense and working capital.

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

Stock-Based Compensation

Effective January 1, 2006, the beginning of IGS's first fiscal quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R (ASC 718), using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements for granted stock options, since the related purchase discounts exceeded the amount allowed under SFAS 123R(ASC 718) for non-compensatory treatment. Compensation expense recognized included: the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R(ASC 718); and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123(ASC 718). Results for prior periods have not been restated, as provided for under the modified-prospective method.

On December 5, 2012, the Company entered into a settlement agreement with Dragon Wings for the settlement of the claim by Dragon Wings. In consideration of IGS's agreement to make the payments in the form of common shares and share options listed in the settlement agreement. The Company would give the option to Dragon Wings to purchase 6,000,000 common shares; the option may be exercised by Dragon Wings in whole or in part, at any time within 5 years from the date of this settlement agreement with the exercise price at US$0.01 per share, with dilution protection and subject to share split adjustment.

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

During the six months ended June 30, 2017, there were no changes in our internal accounting controls or in other factors that materially affected our internal controls over financial reporting.

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

No.	Name of shareholder	Number of shares	Price(US$)	Date of issuance
1	MARCUS BIN APAU	20,000	400.00	May 8, 2017
2	MICHAEL DHAS ANBALAGAN	45,000	900.00	May 8, 2017
3	NORAINI BINTI ABU KASSIM	30,000	600.00	May 8, 2017
4	ANDREW BIN SANDAH	20,000	400.00	May 8, 2017
5	SALIM BIN AHMAD	15,000	300.00	May 8, 2017
6	LIPAH BIN UMPOK	20,000	400.00	May 8, 2017
7	HAI ZATON BINTI AHMAD	45,000	900.00	May 8, 2017
8	HASLIZA BINTI AHMAD	15,000	300.00	May 8, 2017
9	NOOR SHAM BINTI ABU KASSIM	15,000	300.00	May 8, 2017
10	NORAINI BINTI MAJID	20,000	400.00	May 8, 2017
11	NAJMUIN BIN MOHAMAD	135,000	2,700.00	May 8, 2017
12	NORAZIZAM BIN DAHLAN	30,000	600.00	May 8, 2017
13	MOHD MAIZATUL KEFTIAH BIN AHMAD	15,000	300.00	May 8, 2017
14	RUSTINA SING	40,000	800.00	May 8, 2017
15	TAN TOH NGUANG	135,000	2,700.00	May 8, 2017
16	MOHD SABRI BIN ANANG	30,000	600.00	May 8, 2017
17	SITI MUHIDAH BINTI KAMARUDDIN	60,000	1,200.00	May 8, 2017
18	MOHAMAD ABDUL WAHAB BIN ABDUL HALIM	15,000	300.00	May 8, 2017
19	JOLAILI BIN MATMIN	30,000	900.00	May 8, 2017
20	RAMLEE BIN RASMAT	10,000	300.00	May 8, 2017
21	MOHAMAD NAZRI BIN HASHIM	125,000	2,500.00	May 8, 2017
22	FARIZ IZADI BIN MAHIZAN	10,000	300.00	May 8, 2017
23	ROZALINDA BINTI MUSTAFFA	20,000	400.00	May 8, 2017
24	MOHAMED YUSOFF BIN ABDUL GHANI	50,000	1,500.00	May 8, 2017
25	MOHD FAZLY BIN MOHD NOOR SHAM	70,000	1,400.00	May 8, 2017
26	ANISAH BINTI AMBILAH	65,000	1,300.00	May 8, 2017
27	NAREIN BALAGEE	30,000	600.00	May 8, 2017
28	ADTAR KHAFIZ BIN RAMLAN	15,000	300.00	May 8, 2017
29	AZMAN BIN SAHAROM	628,200	12,564.00	May 8, 2017
30	SUHANA BINTI ASMAT	15,000	300.00	May 8, 2017
31	MIOR ZAMRI BIN MIOR AHMAD	150,000	3,000.00	May 8, 2017
32	LOH SIU CHAN	340,000	6,800.00	May 22, 2017
33	PONTOON BOAT INC.	1,992,541	19,925.41	May 22, 2017
34	PONTOON BOAT INC	1,290,145	129,014.50	June 29, 2017
35	KHALID BIN HASHIM	15,000	1,500.00	June 29, 2017
36	JULIA BINTI MOSIOL	3,000	300.00	June 29, 2017
37	ROHAYA BINTI BAKAR	3,200	320.00	June 29, 2017
38	ASMAH BINTI ATOU	3,000	300.00	June 29, 2017
39	RITA SARID	6,000	600.00	June 29, 2017
40	SULAIMAN MADAHIN	6,000	600.00	June 29, 2017
41	KAMARUZAMAN BIN ISMAIL	4,000	400.00	June 29, 2017
42	ANBAZAGAN SAMUEL	15,000	1,500.00	June 29, 2017
43	PAMELA BINTI BENJAMIN	9,000	900.00	June 29, 2017
44	MD JALAL BIN JAAFAR	15,000	1,500.00	June 29, 2017
45	JAMAKIYAH BINTI MAJID	4,000	400.00	June 29, 2017

46	RUSTINA SING	5,000	500.00	June 29, 2017
47	TAN TOH NGUANG	210,000	21,000.00	June 29, 2017
48	JOHN OMPUK	4,000	400.00	June 29, 2017
49	MOGAN ARWANANTHAN	65,140	6,514.00	June 29, 2017
50	AZMI BIN HASSIM	12,000	1,200.00	June 29, 2017
51	AZMAN BIN AMBIR	15,000	1,500.00	June 29, 2017
52	HASRINAH BINTI MOHD GULLAM	8,000	800.00	June 29, 2017
53	IBRISHAM BIN ZAKARIA	30,000	3,000.00	June 29, 2017
54	MOHD LASA BIN ABDUL	3,000	300.00	June 29, 2017
55	MUHAMMAD AZIM BIN BANI AMIN	3,000	300.00	June 29, 2017
56	MOHD RUSHDI BIN YUSOF	3,000	300.00	June 29, 2017
57	SHIM SHOO FAH	10,000	1,000.00	June 29, 2017
58	AMINUDDIN BIN HAJI MUHAMMAD SAID	10,000	1,000.00	June 29, 2017
59	SHIM SHOO FAH	30,000	3,000.00	June 29, 2017
60	AMINUDDIN BIN HAJI MUHAMMAD SAID	20,000	2,000.00	June 29, 2017
61	KIANCHONG BIN JAILANI	6,000	600.00	June 29, 2017
62	SEO MANWON	43,600	4,360.00	June 29, 2017
63	SIN HYUNMUN	10,000	1,000.00	June 29, 2017
64	PARK SUNG KYU	10,000	1,000.00	June 29, 2017
65	SHIN SOOKJA	10,000	1,000.00	June 29, 2017
66	BACK YOUNG HEE	10,000	1,000.00	June 29, 2017
67	JEONG SONGGEUN	30,700	3,070.00	June 29, 2017
68	KIM YOUNGSE	10,000	1,000.00	June 29, 2017
69	SHIN YUNG SEUNG	3,830	383.00	June 29, 2017
70	LIM MUNSOON	16,000	1,600.00	June 29, 2017
71	KIM HWA SOOK	10,000	1,000.00	June 29, 2017
72	KIM HWA AE	10,000	1,000.00	June 29, 2017
73	FATIMAH BINTI MUHAMAD	15,000	1,500.00	June 29, 2017
74	MAT HARUN BIN AB MANAF	15,000	1,500.00	June 29, 2017
75	TAY BOON HUA	20,000	2,000.00	June 29, 2017
76	KEE POH SOON	20,000	2,000.00	June 29, 2017
77	JEONG JEONGAE	35,000	3,500.00	June 29, 2017
78	WOO DONGHWAN	37,500	3,750.00	June 29, 2017
79	KIM JUNG HWAN	11,700	1,170.00	June 29, 2017
80	SONG SANOCK	20,000	2,000.00	June 29, 2017

For the shares issued before June 7, 2017, a reverse stock split will be effectuated on a 1-for-100 basis.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. OTHER INFORMATION

On April 26, 2017, the Company filed a certificate of amendment to its articles of incorporation with the Secretary of State of the State of Nevada changing the Company’s name to IGS Capital Group Limited and a reverse split of the Company’s Common Stock on a 1-for-100 basis. For details, please refer to Note 8 stated in Item 1 of Part I.

On July 10, 2017, July 20, 2017 and August 1, 2017, the Board of Directors of the Company approved the subscription of the company’s shares. Total 321,533 shares of common stock issued. The total number of share outstanding increased to 3,564,348 shares. For details, please refer to Note 8 stated in Item 1 of Part I.

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

IGS CAPITAL GROUP LIMITED

Dated: August 11, 2017	By:	/s/ Kok Seng Yeap
Kok Seng Yeap
Director
(Chief Executive Officer, Chief Financial Officer and Secretary)

Dated: August 11, 2017	By:	/s/ He Qianying
He Qianying
Director

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Director and Chief Executive Officer

31.2	Certification of Director

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at June 30, 2017 and December 31, 2016, (ii) Statement of Operations for the six months period ended June 30, 2017 and 2016, (iii) Statement of Cash Flows for the six months period ended June 30, 2017 and 2016, and (iv) Notes to Financial Statements.

