Form 10-Q
period 2017-09-30
IGS Capital Group Ltd
filed 2017-12-29
CIK 1288195

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended September 30, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

Commission File Number: 000-50760

IGS CAPITAL GROUP LIMITED

(Exact Name of Registrant as Specified in its Charter)

Nevada	58-2670972
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

E-702, Block E, Pusat Dagangan Phileo Damansara 1

No. 9, Jalan 16/11, Off Jalan Damansara

46350 Petaling Jaya, Selangor, Malaysia

(Address of Principal Executive Offices)

+ 603-77726616

(Registrant’s Telephone Number, Including Area Code)

G5, Tiara Mutiara (No 139, Jalan Puchong), 58200 Kuala Lumpur, Malaysia
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

Number of shares outstanding of each of the issuer’s classes of common equity, as of December 18, 2017: 3,583,175 shares of Common Stock, par value US $0.001

Forward Looking Statements

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

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

IGS CAPITAL GROUP LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

	As at
	September 30, 2017 (Unaudited)	December 31, 2016 (Audited)

Assets
Non-Current Assets
Property, plant and equipment	35,901	–
Total Non-Current Assets	35,901	–

Current Assets
Goodwill	73,850	–
Investment	13	–
Cash and cash equivalents	31,182	–
Due from related parties	412,717	–
Accounts receivable	467	–
Stock	27,233	–
Deposit and prepayment	6,927	–
Total Current Assets	552,389	–

Total Assets	$588,290	$–

Liabilities
Due to related parties	199,133	100,137
Accounts payable	4,940	–
Accrued expenses and other payables	77,021	1,973
Total Liabilities	281,094	102,110

Commitments and contingencies

Stockholders' Equity
Share capital
Authorized: 500,000,000 common shares, par value $0.001 per share
Issued and outstanding: 3,574,927 shares as of September 30, 2017 (December 31, 2016: 105,091,254 shares)	3,575	105,091
Additional paid-in capital	1,537,301	923,070
Share option reserves	89,015	89,015
Accumulated losses	(1,322,695)	(1,219,286)
Total Stockholders’ Earnings/(Deficits)	307,196	(102,110)

Total Liabilities & Stockholders' Equity	$588,290	$–

See accompanying notes to condensed consolidated financial statements.

IGS CAPITAL GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016

Net sales	$24,135	$–	$24,135	$–
Cost of sales	18,729	–	18,729	–
Gross profit	5,406	–	5,406	–

Operating expenses
General and administrative expenses	60,616	15,961	132,537	77,006
Total operating expenses	60,616	15,961	132,537	77,006

Operating loss	(55,210)	(15,961)	(127,131)	(77,006)

Other income	13,483	–	23,722	1,230

Loss before tax	(41,727)	(15,961)	(103,409)	(75,776)

Income taxes	–	–	–	–

Net loss	$(41,727)	$(15,961)	$(103,409)	$(75,776)

Loss per share
Basic loss per share	$(0.01)	$–	$–	$–
Basic weighted average shares outstanding	3,522,741	105,091,254	62,877,327	79,010,831
Diluted loss per share	$–	$–	$–	$–
Diluted weighted average shares outstanding	7,344,067	105,604,479	66,280,396	79,081,376

See accompanying notes to condensed consolidated financial statements.

IGS CAPITAL GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	For the nine months ended September 30,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(103,409)	$(75,776)
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	617	–
Change in current assets and liabilities:
Increase in stock	(246)	–
Decrease in accounts receivable	4,267	–
Increase in amounts due from related parties	(472,494)	–
Decrease in accounts payable	(623)	–
Increase / (decrease) in accrued expenses and other payables	75,049	(56,749)
Net cash flows used in operating activities	(496,839)	(132,525)

Cash Flows from Investing Activities
Purchase of fixed assets	(754)	–
Purchase of investment	(13)	–
Acquisition of a subsidiary, net of cash acquired	22,015
Net cash flows provided by investing activities	21,248	–

Cash Flows from Financing Activities
Issuance of shares	512,691	203,221
Settlement of loans from related parties	(5,918)	(70,696)
Net cash flows provided by financing activities	506,773	132,525

Effect of exchange rate changes on cash	–	–

Net Increase in Cash & Cash Equivalent	31,182	–

Cash & Cash Equivalent at beginning of period	$–	$–
Cash & Cash Equivalent at end of period	$31,182	$–

See accompanying notes to condensed consolidated financial statements.

IGS CAPITAL GROUP LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2017

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

On August 22, 2017, the Company and Tan Kok Beng (the “Seller”), entered into a Sale and Purchase Agreement (the "Agreement"). The Seller is the owner of all of the issued and outstanding capital stock (the “Stock”) of IGS Mart SDN BHD, a Malaysia company (“IGS Mart”). Pursuant to the Agreement, the Company purchased the Stock from the Seller for a purchase price of US$60,000. On completion of the transaction on September 16, 2017, IGS Mart became a wholly-owned subsidiary of the Company.

IGS Mart is a company incorporated in Malaysia on June 2, 2017. It currently operates one convenient store named Like Mart at G-3A Tiara Mutiara 139, Jalan Puchong, 58200 Kuala Lumpur, Malaysia. IGS Mart intends to open an additional 5 convenient stores in Malaysia over the next 15 months. Although there is no assurance of success, the Company believes that there is a good opportunity for expansion of many more outlets after the brand is established.

Note 2.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by management in conformity with both accounting principles generally accepted in the United States of America (“GAAP”), and the instructions of Form 10-Q and Rule 10-01 of Regulations S-X.. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of IGS’s management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for the period ended September 30, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2017 or for any future period. These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with our annual financial statements and the notes thereto for the year ended December 31, 2016, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

Note 3.  Summary of Significant Accounting Policies

Use of Estimates

These unaudited condensed consolidated financial statements are prepared in accordance with accounting principles accepted generally in the USA. These principles require management to use its best judgment in determining estimates and assumptions that: affect the reported amounts of assets and liabilities; disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for such items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the relevant accounting rules, typically in the period when new information becomes available to management. Actual results in the future could differ from the estimates made in the prior and current periods.

Earnings Per Share

Basic earnings per share ("EPS") is calculated using net earnings (the numerator) divided by the weighted-average number of shares outstanding (the denominator) during the reporting period.  Diluted EPS includes the effect from potentially dilutive securities.

Fair Value Measurements and Disclosures

ASC 820 "Fair Value Measurements and Disclosures" codified SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". ASC 820 applies to all entities, transactions, and instruments that require or permit fair value measurements, with specific exceptions and qualifications. The Company is required to disclose estimated fair values of financial instruments. Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments, none of which are held for trading purposes, approximate their respective carrying values of such amounts.

Cash and Cash Equivalent

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Expected useful life
Leasehold improvement	10 years
Furniture, fixture and equipment	10 years
Computer and software	10 years

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expenses for the three and nine months ended September 30, 2017 and 2016 was $617 and $0, respectively.

Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three and nine months ended September 30, 2017.

Revenue

The Company recognizes its revenue in accordance with the ASC Topic 605, “Revenue Recognition”. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. The recognition of revenues involves certain management judgments. The amount and timing of our revenues could be materially different for any period if management made different judgments or utilized different estimates.

Revenue is measured at the fair value of the consideration received or receivable, net of discounts and taxes applicable to the revenue.

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

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Recent pronouncements

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations.

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the Company maintains its books and record in a local currency, Malaysian Ringgit (“MYR”), which is functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity. The gains and losses are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended September 30,
	2017	2016
Period-end MYR : US$1 exchange rate	4.2373	–
Period-average MYR : US$1 exchange rate	4.2373	–

Note 4.  Going Concern Uncertainties

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplate the realization assets and the satisfaction of liabilities in the normal course of business. The Company has the stockholders’ earnings of $307,196 as of September 30, 2017 and the stockholders’ deficits of $102,110 as of December 31, 2016 respectively. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans, additional sales of its common stock or through a possible business combination. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 5. Business Combination

On August 23, 2017, the Company acquired 100% of the share capital of IGS Mart SDN. BHD. for a consideration of $60,000.

The following table summarises the consideration paid for IGS Mart SDN. BHD., the fair value of assets acquired and liabilities assumed at the acquisition date.

At August 23, 2017	US$

Total purchase price for the acquisition	60,000

Less: Recognized amounts of identifiable assets acquired and liabilities assumed

Property, plant and equipment	35,765
Inventories	26,987
Trade and other receivables	11,883
Cash and cash equivalents	22,015
Trade and other payables	(110,500)

Total identifiable net assets	(13,850)

Goodwill	73,850

Note 6. Related Party Transactions

As of September 30, 2017, the Company owed $102,554 and $96,579 to a director and related companies respectively, $322,747 and $89,970 from a director and related companies respectively.

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

During the period, the Company advanced $237,593 to a director, Kok Seng Yeap, Eddy.

Note 7.  Stockholders’ equity

Common stock

On July 10, 2017, 234,000 new shares issued. The total number of shares issued and outstanding increased from 3,242,815 shares to 3,476,815 shares.

On July 20, 2017, 74,703 new shares issued. The total number of shares issued and outstanding increased from 3,476,815 shares to 3,551,518 shares.

On August 1, 2017, 12,830 new shares issued. The total number of shares issued and outstanding increased from 3,551,518 shares to 3,564,348 shares.

On September 22, 2017, 10,579 new shares issued. The total number of shares issued and outstanding increased from 3,564,348 shares to 3,574,927 shares.

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

	As at
	September 30, 2017	December 31, 2016

Loan settled by share option	$149,015	$149,015
Par value of the common shares	60,000	60,000
Fair value of share option	$89,015	$89,015

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

The Company’s subsidiary operating in Malaysia subject to the Malaysia Corporate Tax Laws at a tax rate of 24% on the assessable income for its tax year. Any unutilized losses can be carried forward indefinitely to be utilized against income from any business source.

A 100% valuation allowance has been established as a reserve against the deferred tax assets arising from the net operating losses and other net temporary differences since it cannot, at this time, be considered more likely than not that their benefit will be realized in the future.

Note 9. Commitments and contingencies

As of September 30, 2017, the Company does not have any significant commitments.

Note 10. Subsequent events

On November 1, 2017, the Board of Directors of the Company approved the subscription of the Company’s shares with details as follows were tabled.

No.	Name of Applicant	Number of shares	Price (USD)	Date of Application
1	KIM JUNG HWAN	400	500.00	October 26, 2017
2	PARK ANSUK	1,344	1,680.00	October 26, 2017
3	WOO DONGHWAN	6,504	8,130.00	October 26, 2017

According to the issuance of total 8,248 shares of common stock, the total number of share outstanding increased from 3,574,927 shares to 3,583,175 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Item 2(a). Discussion for the Interim Operations and Financial Condition

Introduction

Management's discussion and analysis of results of operations and financial condition ("MD&A") is provided as a supplement to the accompanying financial statements and footnotes to help provide an understanding of our financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

•	Caution concerning forward-looking statements and risk factors. This section discusses how certain forward-looking statements made by us throughout the MD&A and in the financial statements are based on our present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.
•	Overview. This section provides a general description of our business, as well as recent developments that we believe are important in understanding the results of operations and to anticipate future trends in those operations.
•	Results of operations. This section provides an analysis of our results of operations for the three months and nine months ended September 30, 2017 compared to the same period in 2016. A brief description is provided of transactions and events, including any related party transactions that affect the comparability of the results being analyzed.
•	Liquidity and capital resources. This section provides an analysis of our financial condition and cash flows for the three months and nine months ended September 30, 2017 and 2016.
•	Critical accounting policies. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

Overview of the Company and its Operations

On August 22, 2017, the Company purchased all of the issued and outstanding capital stock of IGS Mart SDN BHD, a Malaysia company (“IGS Mart”). On completion of the transaction on September 16, 2017, IGS Mart became a wholly-owned subsidiary of the Company.

IGS Mart is a company incorporated in Malaysia on June 2, 2017. It currently operates one convenient store named Like Mart at G-3A Tiara Mutiara 139, Jalan Puchong, 58200 Kuala Lumpur, Malaysia.

IGS's Visions and Goals

IGS Mart intends to open an additional 5 convenient stores in Malaysia over the next 15 months. Although there is no assurance of success, the Company believes that there is a good opportunity for expansion of many more outlets after the brand is established.

The directors are always on the look-out for viable business that the Company can acquire in Asia.

Employees

As of September 30, 2017, the Company had 6 employees.

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

Results of Operations - Comparison between the three months and nine months ended September 30, 2017 and the same periods in 2016.

Net Sales

The Company had revenues of $24,135 for the three months and nine months ended September 30, 2017 respectively and $nil for the same periods in 2016.

Cost of Sales

Cost of sales for the three months and nine months ended September 30, 2017 was $18,729 respectively and $nil for the same periods in 2016.

Gross Profit

Gross profit for the three months and nine months ended September 30, 2017 was $5,406 respectively and $nil for the same periods in 2016.

General and administrative expenses

General and administrative expenses increased to $60,616 and $132,537 for the three months and nine months ended September 30, 2017 respectively, from $15,961 and $77,006 for the three months and nine months ended September 30, 2016 respectively, an increase of $44,655 and $55,531 respectively. Of these amounts, $28,167 and $58,167 related to the value of cash compensation to our directors and secretary for the three and nine months, respectively, ended September 30, 2017 and $nil and $30,000 related to the value of cash compensation to our directors and secretary for the three and nine months, respectively, ended September 30, 2016. In addition, a substantial portion of our expenses for the three and nine months, respectively, ended September 30, 2017 related to accounting service fees, audit fees, legal service fees, professional service fees and salaries, and for the three and nine months ended September 30, 2016 related to accounting service fees, audit fees, legal service fees and professional service fees.

Other Income

The other income for the three months and nine months ended September 30, 2017 was $13,483 and $23,722 respectively, compared to the other income of $nil and $1,230 for the three months and nine months ended September 30, 2016, an increase of $13,483 and $22,492 respectively.

Income Tax

There were no income taxes for the three months and nine months ended September 30, 2017 and the same periods in 2016.

Net loss

The net loss for the three months and nine months ended September 30, 2017 was $41,727 and $103,409 respectively, compared to the net loss of $15,961 and $75,776 for the three months and nine months ended September 30, 2016 respectively, an increase of $25,766 and $27,633 respectively.

Liquidity and Capital Resources For nine Months Ended September 30, 2017 and 2016

Working Capital

	As of	As of
	September 30,	December 31,
	2017	2016
Total Assets	$588,290	$–
Total Liabilities	281,094	102,110
Working Capital	$307,196	$(102,110)

As shown in the accompanying financial statements, the Company has accumulated loss of $1,322,695 as of September 30, 2017 compared to $1,219,286 as of December 31, 2016. There was a working capital earning of $307,196 on September 30, 2017 and it was a working capital deficit of $102,110 as of December 31, 2016. It has increased by $409,306. This is due to the settlement of liability due to related parties by issuance of common shares.

Operating Activities

The net cash flows used in operating activities for the nine months ended September 30, 2017 was $496,839 compared to $132,525 for the nine months ended September 30, 2016. The increase is attributed to increase in amount due from related parties.

Investing Activities

The net cash flows provided by investing activities for the nine months ended September 30, 2017 was $21,248 compared to $nil for the nine months ended September 30, 2016. The increase is attributed to acquisition of a subsidiary.

Financing Activities

The net cash flows provided by financing activities for the nine months ended September 30, 2017 was $506,773 compared to $132,525 for the nine months ended September 30, 2016. The Company financed its growth by utilizing cash reserves, loans from related parties and issuance of common shares. Loans from related parties were unsecured, and deferred payment term and without interest bearing. The Company’s primary use of funds was for operation expense and working capital.

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

Details of critical accounting policies are set out in notes to the condensed consolidated financial statement in Item 1.

Stock-Based Compensation

Effective January 1, 2006, the beginning of IGS's first fiscal quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R (ASC 718), using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements for granted stock options, since the related purchase discounts exceeded the amount allowed under SFAS 123R (ASC 718) for non-compensatory treatment. Compensation expense recognized included: the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R (ASC 718); and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 (ASC 718). Results for prior periods have not been restated, as provided for under the modified-prospective method.

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

During the nine months ended September 30, 2017, there were no changes in our internal accounting controls or in other factors that materially affected our internal controls over financial reporting.

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

No.	Name of shareholder	Number of shares	Price(US$)	Date of issuance
1	PAVITHIRAN DEVADASAN	3,000	300.00	July 10, 2017
2	RUSTINA SING	8,000	800.00	July 10, 2017
3	ZAINUDDIN BIN YAACOB	6,000	600.00	July 10, 2017
4	ANBAZAGAN SAMUEL	15,000	1,500.00	July 10, 2017
5	OTHMAN BIN AHMAN	3,000	300.00	July 10, 2017
6	ROSLINA BINTI AMALUDDIN	3,000	300.00	July 10, 2017
7	SITI SAUDAH BINTI SYED MUDAN	6,000	600.00	July 10, 2017
8	FAZIAH BINTI SELAMAT	3,000	300.00	July 10, 2017
9	ROHAYAH BINTI MOHD	6,000	600.00	July 10, 2017
10	FAZUAH BINTI HAJI ABD RAHIM	6,000	600.00	July 10, 2017
11	MOHD FIRDAUS BIN MANSOR	3,000	300.00	July 10, 2017
12	AMIR BIN SHAIDIN	3,000	300.00	July 10, 2017
13	SHANDON BIN ABD WAHAB	3,000	300.00	July 10, 2017
14	HASIAH BINTI ABD RAHIM	3,000	300.00	July 10, 2017
15	PAIZAH BINTI BOKHARI	3,000	300.00	July 10, 2017
16	HERMES GEORGE	13,000	1,300.00	July 10, 2017
17	CHE SALIM BIN SAID	9,000	900.00	July 10, 2017
18	YA ACUB BIN DOLLAH	3,000	300.00	July 10, 2017
19	SHIM SHOO FAH	15,000	1,500.00	July 10, 2017
20	SHIM SHOO FAH	10,000	1,000.00	July 10, 2017

21	AMINUDDIN BIN HAJI MUHAMMAD SAID	30,000	3,000.00	July 10, 2017
22	NG KOK CHONG	10,000	1,000.00	July 10, 2017
23	LIM WEI CHING	50,000	5,000.00	July 10, 2017
24	ONG LEE CHIA	20,000	2,000.00	July 10, 2017
25	YOO HAK JONG	3,585	8,570.00	July 20, 2017
26	PARK JONGSUL	1,744	4,170.00	July 20, 2017
27	PARK SOONSEK	3,544	8,470.00	July 20, 2017
28	LEE SOON KYO	489	1,170.00	July 20, 2017
29	KIM OKJU	782	1,870.00	July 20, 2017
30	CHOI YOUNGCHAE	1,093	2,613.00	July 20, 2017
31	CHOI HYE KYUNG	7,280	17,400.00	July 20, 2017
32	HA KEUM JA	1,255	3,000.00	July 20, 2017
33	DOO HO	1,243	2,970.00	July 20, 2017
34	PARK YOUNG MAN	418	1,000.00	July 20, 2017
35	LEE SEUNGBOK	2,038	4,870.00	July 20, 2017
36	LEE YUBEEN	1,255	3,000.00	July 20, 2017
37	KIM YOUNG SUNG	837	2,000.00	July 20, 2017
38	KIM KYUNG WON	1,255	3,000.00	July 20, 2017
39	LIM MUN SEOP	418	1,000.00	July 20, 2017
40	LEE HOON	418	1,000.00	July 20, 2017
41	KIM DAE IL	837	2,000.00	July 20, 2017
42	AHN JONG CHUL	837	2,000.00	July 20, 2017
43	KANG KYUNG HEE	418	1,000.00	July 20, 2017
44	KIM YEON POONG	8,954	21,400.00	July 20, 2017
45	KIM HWOIIL	2,092	5,000.00	July 20, 2017
46	PARK JIHYEON	4,602	11,000.00	July 20, 2017
47	LEE GEUM SOON	364	870.00	July 20, 2017
48	KIM YOON	837	2,000.00	July 20, 2017
49	NAM HYERAN	2,196	2,624.00	July 20, 2017
50	LEE NAMYONG	1,506	1,800.00	July 20, 2017
51	KWON BOKCHOOL	3,766	4,500.00	July 20, 2017
52	BAEK HEEJA	1,506	1,800.00	July 20, 2017
53	SONG MYUNGBOON	2,510	3,000.00	July 20, 2017
54	KO CHANG BUM	837	1,000.00	July 20, 2017
55	PAK EUNSUN	1,506	1,800.00	July 20, 2017
56	CHOI JEOMNIM	837	1,000.00	July 20, 2017
57	KANG SEONGHUI	2,259	2,700.00	July 20, 2017
58	KIM HONG WOO	628	750.00	July 20, 2017
59	KIM KEUMHO	837	1,000.00	July 20, 2017
60	WOO DONGHWAN	4,978	5,949.00	July 20, 2017
61	WOO YOUNG HWAN	1,257	2,000.00	July 20, 2017
62	SEO YONGMOON	3,485	7,318.00	July 20, 2017
63	KIM JAE YEON	4,866	12,165.56	August 1, 2017
64	OH JOUNGSOUK	400	1,000.00	August 1, 2017
65	PARK JONGSUL	1,668	4,170.00	August 1, 2017

66	SEO HYOSEUNG	1,200	3,000.00	August 1, 2017
67	KIM KWANGSUK	1,440	1,800.00	August 1, 2017
68	RUSNANI BINTI AHMAD	120	300.00	August 1, 2017
69	RITA SARID	240	600.00	August 1, 2017
70	WONG OI LAN	800	2,000.00	August 1, 2017
71	KANG DONGKUK	1,696	4,238.89	August 1, 2017
72	YANG JEONG SOON	400	1,000.00	August 1, 2017
73	BAG GEUM SU	357	1,000.00	September 22, 2017
74	HAN MEE SUN	357	1,000.00	September 22, 2017
75	PARK KEUMSIM	357	1,000.00	September 22, 2017
76	AN MIKYEONG	357	1,000.00	September 22, 2017
77	KIM JAERYUN	357	1,000.00	September 22, 2017
78	JANG MINHEE	1,000	2,800.00	September 22, 2017
79	DO HYUNTAE	357	1,000.00	September 22, 2017
80	HWANG OKBOUN	357	1,000.00	September 22, 2017
81	SUNG JONGPIL	357	1,000.00	September 22, 2017
82	KIM JUNGJA	1,296	3,630.00	September 22, 2017
83	NOH WOOJEONG	714	2,000.00	September 22, 2017
84	KIM MINSEO	357	1,000.00	September 22, 2017
85	KIM EUNSOOK	357	1,000.00	September 22, 2017
86	KIM EUNHYANG	357	1,000.00	September 22, 2017
87	SON BOGYEONG	357	1,000.00	September 22, 2017
88	HWANG YOUNGOK	869	2,432.00	September 22, 2017
89	LEE CHOULYONG	310	870.00	September 22, 2017
90	RYU JEAHAG	357	1,000.00	September 22, 2017
91	KIM JOUNG MI	310	870.00	September 22, 2017
92	KIM GIWOO	357	1,000.00	September 22, 2017
93	BASIAH BINTI MUSAL	117	327.00	September 22, 2017
94	SANNANG BIN RAFI	432	1,209.00	September 22, 2017
95	SHIM SHOO FAH	533	1,491.00	September 22, 2017

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On September 19, 2017, Ms. HE Qianying resigned from the Board of Directors and her respective executive positions of IGS Capital Group Limited as part of the Company’s management reorganization. The resignation by her did not involve any disagreements with the Company or the management of the Company.

On September 20, 2017, the Company engaged HKCMCPA Company Limited, as its new independent registered public accountant.

On November 1, 2017, the Board of Directors of the Company approved the subscription of the company’s shares. Total 8,248 shares of common stock issued. The total number of share outstanding increased to 3,583,175 shares. For details, please refer to Note 8 stated in Item 1 of Part I.

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

IGS CAPITAL GROUP LIMITED

Dated: December 29, 2017	By:	/s/ Kok Seng Yeap
Kok Seng Yeap
Director
(Chief Executive Officer, Chief Financial Officer and Secretary)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Director and Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at September 30, 2017 and December 31, 2016, (ii) Statement of Operations for the three months and nine months ended September 30, 2017 and 2016, (iii) Statement of Cash Flows for the nine months ended September 30, 2017 and 2016, and (iv) Notes to Financial Statements.

