Form 10-K
period 2017-12-31
IGS Capital Group Ltd
filed 2018-05-17
CIK 1288195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________to ______________

Commission File Number 000-50760

IGS CAPITAL GROUP LIMITED

(Exact Name of Registrant as Specified in Its Charter)

State of Nevada, USA (State or Other Jurisdiction of Incorporation or Organization)	58-2670972 (I.R.S. Employer Identification No.)

E-702, Block E, Pusat Dagangan Phileo Damansara 1 No. 9, Jalan 16/11, Off Jalan Damansara 46350 Petaling Jaya, Selangor, Malaysia	46350
(Address of Principal Executive Offices)	(Zip Code)

+ 603-77726616

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes       ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes      ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. ☒ Yes      ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes     ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form10-K □ Yes     ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes      ☒ No.

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2017 was approximately $3,003,181 (based upon a closing price of $2.39 per share, as reported on OTC Markets). As of December 31, 2017, there were 3,583,175 shares of the registrant’s common stock outstanding.

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

DESCRIPTION OF BUSINESS AND RECENT HISTORY

General

IGS Capital Group Limited ("IGS", or "the Company", or "we", or "us"), formerly known as Sancon Resources Recovery, Inc., is registered in the State of Nevada.

Effective May 26, 2006, a business combination occurred between Sancon Recycling Pty Ltd. (“SRPL”) and MKA Capital Inc. (hereinafter referred to as "MKAC"). The combination was effected by MKAC exchange its seventy-five percent (75%) equity stake in MK Aviation, S.A. (hereinafter referred to as "MKA") for one hundred percent (100%) equity stake in SRPL held by Mr. Jack Chen, Mr. Yiu Lo Chung, and associated parties (“the Shareholders”). Meanwhile, the Shareholders exchanged their ownership of seventy-five percent (75%) equity stake in MK Aviation, S.A. with 14,897,215 shares of the Registrant's common stock from Mr. Kraselnick and associated parties. Subsequently MKAC was renamed Sancon Resources Recovery, Inc. (herein below referred to as “Sancon”).

As a result of the merger, there was a change in control of the public entity MKAC. In accordance with SFAS No. 141, SRPL was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Agreement is a recapitalization of Sancon's capital structure. For accounting purposes, SRPL accounted for the transaction as a reverse acquisition and SRPL is the surviving entity. SRPL did not recognize goodwill or any intangible assets in connection with the transaction.

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

On April 26, 2017, the Company filed a certificate of change with the Secretary of State of Nevada to effectuate a reverse stock split (the “Stock Split”) of its issued and outstanding shares of common stock on a 1-for-100 basis. The number of its authorized shares of common stock will remain at 500,000,000 shares, par value $0.001. The Stock Split became effective with FINRA on June 8, 2017 (the “Effective Date”). As of that date, every 100 shares of issued and outstanding common stock were converted into one share of common stock.  No fractional shares will be issued in connection with the Stock Split. Instead, any fractional shares will be rounded up to the next whole share and a holder of record of old common stock on the Effective Date who would otherwise be entitled to a fraction of a share will, in lieu thereof, be issued one whole share.

On or about June 29, 2017, the Company’s shares of common stock began trading on the OTCQB Marketplace under the symbol “IGSC” to reflect the Company’s new name.

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

The accompanying consolidated financial statements present the historical financial condition, results of operations and cash flows of the Company as of December 31, 2017.

Overview of the Company and its Operations

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

Intellectual Property

None.

Employees

As of December 31, 2017, the Company had 7 employees.

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

The Company does not own any property as of December 31, 2017. Our executive offices are located at E-702, Block E, Pusat Dagangan Phileo Damansara 1, No. 9, Jalan 16/11, Off Jalan Damansara, 46350 Petaling Jaya, Selangor, Malaysia, which is office space that on a rent-free basis from the sole director.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s stock is assigned the symbol IGSC and is quoted and traded on the OTCQB Marketplace.

The range of low to high closing prices on the OTCQB is shown in the table below (rounded to the nearest cent). This information is taken from OTC Markets. Readers should note OTCQB quotations are a reflection of inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not represent actual transactions.

	Fiscal 2017		Fiscal 2016
Quarter	$ High Closing Price	$ Low Closing Price	$ High Closing Price	$ Low Closing Price
First	3.13	1.00	1.60	0.25
Second	3.00	0.20	2.40	0.15
Third	2.90	2.39	2.50	0.61
Fourth	2.80	1.15	1.45	0.80

Holders of the Company’s Stock

The Company has issued common stock only. On December 31, 2017, the total number of holders of record as according to our transfer agent was approximately 418.

Dividends

We did not pay any cash dividends on our common stock for fiscal year ended on December 31, 2017.

Unregistered Sales of Equity Securities

The shares issued without registration in 2016 is shown in the table below.

date	type	amount	person	consideration	transaction
4-Feb-16	Common share	3,000,000	Tang Wai Leong	$6,000	New Subscription of shares
4-Feb-16	Common share	4,000,000	Wong Yee Tat	$8,000	New Subscription of shares
4-Feb-16	Common share	3,500,000	Tam Wai Hung	$7,000	New Subscription of shares
4-Feb-16	Common share	3,500,000	Lam Chi Pan	$7,000	New Subscription of shares
4-Feb-16	Common share	3,500,000	To Hoi Yi	$7,000	New Subscription of shares
4-Feb-16	Common share	3,500,000	Wu Wai Fan	$7,000	New Subscription of shares
4-May-16	Common share	15,771,429	Francis Bok	$55,200	Settlement of director fee from Mar 13, 2014 to Jun 30, 2016
4-May-16	Common share	15,771,429	Stephen Tang	$55,200	Settlement of director fee from Mar 13, 2014 to Jun 30, 2016
4-May-16	Common share	11,040,000	Angel Lai	$27,600	Settlement of secretary fee from Mar 13, 2014 to Jun 30, 2016
4-May-16	Common share	9,288,400	Fintel (USA) Ltd	$23,221	Settlement of accounting fee from Dec 22, 2013 to Jun 30, 2016

The shares issued without registration in 2017 is shown in the table below.

date	type	amount	person	consideration	transaction
8-May-17	Common share	20,000	MARCUS BIN APAU	$400.00	New Subscription of shares
8-May-17	Common share	45,000	MICHAEL DHAS ANBALAGAN	$900.00	New Subscription of shares
8-May-17	Common share	20,000	ANDREW BIN SANDAH	$400.00	New Subscription of shares

8-May-17	Common share	15,000	SALIM BIN AHMAD	$300.00	New Subscription of shares
8-May-17	Common share	20,000	LIPAH BIN UMPOK	$400.00	New Subscription of shares
8-May-17	Common share	45,000	HAI ZATON BINTI AHMAD	$900.00	New Subscription of shares
8-May-17	Common share	15,000	HASLIZA BINTI AHMAD	$300.00	New Subscription of shares
8-May-17	Common share	15,000	NOOR SHAM BINTI ABU KASSIM	$300.00	New Subscription of shares
8-May-17	Common share	20,000	NORAINI BINTI MAJID	$400.00	New Subscription of shares
8-May-17	Common share	135,000	NAJMUIN BIN MOHAMAD	$2,700.00	New Subscription of shares
8-May-17	Common share	30,000	NORAZIZAM BIN DAHLAN	$600.00	New Subscription of shares
8-May-17	Common share	40,000	RUSTINA SING	$800.00	New Subscription of shares
8-May-17	Common share	135,000	TAN TOH NGUANG	$2,700.00	New Subscription of shares
8-May-17	Common share	30,000	MOHD SABRI BIN ANANG	$600.00	New Subscription of shares
8-May-17	Common share	60,000	SITI MUHIDAH BINTI KAMARUDDIN	$1,200.00	New Subscription of shares
8-May-17	Common share	15,000	MOHAMAD ABDUL WAHAB BIN ABDUL HALIM	$300.00	New Subscription of shares
8-May-17	Common share	30,000	JOLAILI BIN MATMIN	$900.00	New Subscription of shares
8-May-17	Common share	10,000	RAMLEE BIN RASMAT	$300.00	New Subscription of shares
8-May-17	Common share	125,000	MOHAMAD NAZRI BIN HASHIM	$2,500.00	New Subscription of shares
8-May-17	Common share	10,000	FARIZ IZADI BIN MAHIZAN	$300.00	New Subscription of shares
8-May-17	Common share	50,000	MOHAMED YUSOFF BIN ABDUL GHANI	$1,500.00	New Subscription of shares
8-May-17	Common share	70,000	MOHD FAZLY BIN MOHD NOOR SHAM	$1,400.00	New Subscription of shares
8-May-17	Common share	65,000	ANISAH BINTI AMBILAH	$1,300.00	New Subscription of shares
8-May-17	Common share	30,000	NAREIN BALAGEE	$600.00	New Subscription of shares
8-May-17	Common share	15,000	ADTAR KHAFIZ BIN RAMLAN	$300.00	New Subscription of shares
8-May-17	Common share	628,200	AZMAN BIN SAHAROM	$12,564.00	New Subscription of shares
8-May-17	Common share	15,000	SUHANA BINTI ASMAT	$300.00	New Subscription of shares
8-May-17	Common share	150,000	MIOR ZAMRI BIN MIOR AHMAD	$3,000.00	New Subscription of shares
8-May-17	Common share	15,000	MOHD MAIZATUL KEFTIAH BIN AHMAD	$300.00	New Subscription of shares
8-May-17	Common share	30,000	NORAINI BINTI ABU KASSIM	$600.00	New Subscription of shares
8-May-17	Common share	20,000	ROZALINDA BINTI MUSTAFFA	$400.00	New Subscription of shares
22-May-17	Common share	340,000	LOH SIU CHAN	$6,800.00	New Subscription of shares
22-May-17	Common share	1,992,541	PONTOON BOAT INC	$19,925.41	New Subscription of shares
29-Jun-17	Common share	1,290,145	PONTOON BOAT INC	$129,014.50	New Subscription of shares
29-Jun-17	Common share	15,000	KHALID BIN HASHIM	$1,500.00	New Subscription of shares
29-Jun-17	Common share	3,000	JULIA BINTI MOSIOL	$300.00	New Subscription of shares
29-Jun-17	Common share	3,200	ROHAYA BINTI BAKAR	$320.00	New Subscription of shares
29-Jun-17	Common share	43,600	SEO MANWON	$4,360.00	New Subscription of shares
29-Jun-17	Common share	10,000	SIN HYUNMUN	$1,000.00	New Subscription of shares

29-Jun-17	Common share	10,000	PARK SUNG KYU	$1,000.00	New Subscription of shares
29-Jun-17	Common share	10,000	SHIN SOOKJA	$1,000.00	New Subscription of shares
29-Jun-17	Common share	16,000	LIM MUNSOON	$1,600.00	New Subscription of shares
29-Jun-17	Common share	10,000	KIM HWA SOOK	$1,000.00	New Subscription of shares
29-Jun-17	Common share	10,000	KIM HWA AE	$1,000.00	New Subscription of shares
29-Jun-17	Common share	15,000	FATIMAH BINTI MUHAMAD	$1,500.00	New Subscription of shares
29-Jun-17	Common share	5,000	RUSTINA SING	$500.00	New Subscription of shares
29-Jun-17	Common share	210,000	TAN TOH NGUANG	$21,000.00	New Subscription of shares
29-Jun-17	Common share	4,000	JOHN OMPUK	$400.00	New Subscription of shares
29-Jun-17	Common share	65,140	MOGAN ARWANANTHAN	$6,514.00	New Subscription of shares
29-Jun-17	Common share	15,000	ANBAZAGAN SAMUEL	$1,500.00	New Subscription of shares
29-Jun-17	Common share	9,000	PAMELA BINTI BENJAMIN	$900.00	New Subscription of shares
29-Jun-17	Common share	15,000	MD JALAL BIN JAAFAR	$1,500.00	New Subscription of shares
29-Jun-17	Common share	4,000	JAMAKIYAH BINTI MAJID	$400.00	New Subscription of shares
29-Jun-17	Common share	37,500	WOO DONGHWAN	$3,750.00	New Subscription of shares
29-Jun-17	Common share	11,700	KIM JUNG HWAN	$1,170.00	New Subscription of shares
29-Jun-17	Common share	20,000	SONG SANOCK	$2,000.00	New Subscription of shares
29-Jun-17	Common share	15,000	MAT HARUN BIN AB MANAF	$1,500.00	New Subscription of shares
29-Jun-17	Common share	20,000	TAY BOON HUA	$2,000.00	New Subscription of shares
29-Jun-17	Common share	20,000	KEE POH SOON	$2,000.00	New Subscription of shares
29-Jun-17	Common share	35,000	JEONG JEONGAE	$3,500.00	New Subscription of shares
29-Jun-17	Common share	12,000	AZMI BIN HASSIM	$1,200.00	New Subscription of shares
29-Jun-17	Common share	15,000	AZMAN BIN AMBIR	$1,500.00	New Subscription of shares
29-Jun-17	Common share	8,000	HASRINAH BINTI MOHD GULLAM	$800.00	New Subscription of shares
29-Jun-17	Common share	30,000	IBRISHAM BIN ZAKARIA	$3,000.00	New Subscription of shares
29-Jun-17	Common share	10,000	BACK YOUNG HEE	$1,000.00	New Subscription of shares
29-Jun-17	Common share	30,700	JEONG SONGGEUN	$3,070.00	New Subscription of shares
29-Jun-17	Common share	10,000	KIM YOUNGSE	$1,000.00	New Subscription of shares
29-Jun-17	Common share	3,830	SHIN YUNG SEUNG	$383.00	New Subscription of shares
29-Jun-17	Common share	10,000	AMINUDDIN BIN HAJI MUHAMMAD SAID	$1,000.00	New Subscription of shares
29-Jun-17	Common share	30,000	SHIM SHOO FAH	$3,000.00	New Subscription of shares
29-Jun-17	Common share	20,000	AMINUDDIN BIN HAJI MUHAMMAD SAID	$2,000.00	New Subscription of shares
29-Jun-17	Common share	6,000	KIANCHONG BIN JAILANI	$600.00	New Subscription of shares
29-Jun-17	Common share	3,000	ASMAH BINTI ATOU	$300.00	New Subscription of shares
29-Jun-17	Common share	6,000	RITA SARID	$600.00	New Subscription of shares
29-Jun-17	Common share	6,000	SULAIMAN MADAHIN	$600.00	New Subscription of shares
29-Jun-17	Common share	4,000	KAMARUZAMAN BIN ISMAIL	$400.00	New Subscription of shares
29-Jun-17	Common share	3,000	MOHD LASA BIN ABDUL	$300.00	New Subscription of shares
29-Jun-17	Common share	3,000	MUHAMMAD AZIM BIN BANI AMIN	$300.00	New Subscription of shares
29-Jun-17	Common share	3,000	MOHD RUSHDI BIN YUSOF	$300.00	New Subscription of shares
29-Jun-17	Common share	10,000	SHIM SHOO FAH	$1,000.00	New Subscription of shares
10-Jul-17	Common share	3,000	PAVITHIRAN DEVADASAN	$300.00	New Subscription of shares
10-Jul-17	Common share	8,000	RUSTINA SING	$800.00	New Subscription of shares
10-Jul-17	Common share	6,000	ZAINUDDIN BIN YAACOB	$600.00	New Subscription of shares
10-Jul-17	Common share	15,000	ANBAZAGAN SAMUEL	$1,500.00	New Subscription of shares
10-Jul-17	Common share	3,000	OTHMAN BIN AHMAN	$300.00	New Subscription of shares
10-Jul-17	Common share	3,000	ROSLINA BINTI AMALUDDIN	$300.00	New Subscription of shares

10-Jul-17	Common share	6,000	SITI SAUDAH BINTI SYED MUDAN	$600.00	New Subscription of shares
10-Jul-17	Common share	3,000	FAZIAH BINTI SELAMAT	$300.00	New Subscription of shares
10-Jul-17	Common share	9,000	CHE SALIM BIN SAID	$900.00	New Subscription of shares
10-Jul-17	Common share	3,000	YA ACUB BIN DOLLAH	$300.00	New Subscription of shares
10-Jul-17	Common share	15,000	SHIM SHOO FAH	$1,500.00	New Subscription of shares
10-Jul-17	Common share	10,000	SHIM SHOO FAH	$1,000.00	New Subscription of shares
10-Jul-17	Common share	30,000	AMINUDDIN BIN HAJI MUHAMMAD SAID	$3,000.00	New Subscription of shares
10-Jul-17	Common share	10,000	NG KOK CHONG	$1,000.00	New Subscription of shares
20-Jul-17	Common share	3,585	YOO HAK JONG	$8,570.00	New Subscription of shares
20-Jul-17	Common share	1,744	PARK JONGSUL	$4,170.00	New Subscription of shares
20-Jul-17	Common share	3,544	PARK SOONSEK	$8,470.00	New Subscription of shares
20-Jul-17	Common share	489	LEE SOON KYO	$1,170.00	New Subscription of shares
20-Jul-17	Common share	837	KIM YOUNG SUNG	$2,000.00	New Subscription of shares
20-Jul-17	Common share	1,255	KIM KYUNG WON	$3,000.00	New Subscription of shares
20-Jul-17	Common share	418	LIM MUN SEOP	$1,000.00	New Subscription of shares
20-Jul-17	Common share	418	LEE HOON	$1,000.00	New Subscription of shares
20-Jul-17	Common share	4,602	PARK JIHYEON	$11,000.00	New Subscription of shares
20-Jul-17	Common share	364	LEE GEUM SOON	$870.00	New Subscription of shares
20-Jul-17	Common share	837	KIM YOON	$2,000.00	New Subscription of shares
20-Jul-17	Common share	2,259	KANG SEONGHUI	$2,700.00	New Subscription of shares
20-Jul-17	Common share	628	KIM HONG WOO	$750.00	New Subscription of shares
20-Jul-17	Common share	837	KIM KEUMHO	$1,000.00	New Subscription of shares
20-Jul-17	Common share	4,978	WOO DONGHWAN	$5,949.00	New Subscription of shares
20-Jul-17	Common share	1,243	DOO HO	$2,970.00	New Subscription of shares
20-Jul-17	Common share	418	PARK YOUNG MAN	$1,000.00	New Subscription of shares
20-Jul-17	Common share	2,038	LEE SEUNGBOK	$4,870.00	New Subscription of shares
20-Jul-17	Common share	1,255	LEE YUBEEN	$3,000.00	New Subscription of shares
20-Jul-17	Common share	782	KIM OKJU	$1,870.00	New Subscription of shares
20-Jul-17	Common share	1,093	CHOI YOUNGCHAE	$2,613.00	New Subscription of shares
20-Jul-17	Common share	7,280	CHOI HYE KYUNG	$17,400.00	New Subscription of shares
20-Jul-17	Common share	1,255	HA KEUM JA	$3,000.00	New Subscription of shares
20-Jul-17	Common share	837	KIM DAE IL	$2,000.00	New Subscription of shares
20-Jul-17	Common share	837	AHN JONG CHUL	$2,000.00	New Subscription of shares
20-Jul-17	Common share	418	KANG KYUNG HEE	$1,000.00	New Subscription of shares
20-Jul-17	Common share	8,954	KIM YEON POONG	$21,400.00	New Subscription of shares
20-Jul-17	Common share	2,196	NAM HYERAN	$2,624.00	New Subscription of shares
20-Jul-17	Common share	1,506	LEE NAMYONG	$1,800.00	New Subscription of shares
20-Jul-17	Common share	3,766	KWON BOKCHOOL	$4,500.00	New Subscription of shares
20-Jul-17	Common share	1,506	BAEK HEEJA	$1,800.00	New Subscription of shares
20-Jul-17	Common share	2,510	SONG MYUNGBOON	$3,000.00	New Subscription of shares
20-Jul-17	Common share	837	KO CHANG BUM	$1,000.00	New Subscription of shares
20-Jul-17	Common share	1,506	PAK EUNSUN	$1,800.00	New Subscription of shares
20-Jul-17	Common share	837	CHOI JEOMNIM	$1,000.00	New Subscription of shares
20-Jul-17	Common share	1,257	WOO YOUNG HWAN	$2,000.00	New Subscription of shares
20-Jul-17	Common share	3,485	SEO YONGMOON	$7,318.00	New Subscription of shares
20-Jul-17	Common share	2,092	KIM HWOIIL	$5,000.00	New Subscription of shares
20-Jul-17	Common share	3,585	YOO HAK JONG	$8,570.00	New Subscription of shares
1-Aug-17	Common share	4,866	KIM JAE YEON	$12,165.56	New Subscription of shares
1-Aug-17	Common share	400	OH JOUNGSOUK	$1,000.00	New Subscription of shares
1-Aug-17	Common share	1,668	PARK JONGSUL	$4,170.00	New Subscription of shares
1-Aug-17	Common share	1,200	SEO HYOSEUNG	$3,000.00	New Subscription of shares
1-Aug-17	Common share	1,440	KIM KWANGSUK	$1,800.00	New Subscription of shares

1-Aug-17	Common share	120	RUSNANI BINTI AHMAD	$300.00	New Subscription of shares
1-Aug-17	Common share	240	RITA SARID	$600.00	New Subscription of shares
1-Aug-17	Common share	800	WONG OI LAN	$2,000.00	New Subscription of shares
1-Aug-17	Common share	1,696	KANG DONGKUK	$4,238.89	New Subscription of shares
1-Aug-17	Common share	400	YANG JEONG SOON	$1,000.00	New Subscription of shares
22-Sep-17	Common share	357	BAG GEUM SU	$1,000.00	New Subscription of shares
22-Sep-17	Common share	357	HAN MEE SUN	$1,000.00	New Subscription of shares
22-Sep-17	Common share	357	PARK KEUMSIM	$1,000.00	New Subscription of shares
22-Sep-17	Common share	357	AN MIKYEONG	$1,000.00	New Subscription of shares
22-Sep-17	Common share	357	KIM JAERYUN	$1,000.00	New Subscription of shares
22-Sep-17	Common share	1,000	JANG MINHEE	$2,800.00	New Subscription of shares
22-Sep-17	Common share	357	DO HYUNTAE	$1,000.00	New Subscription of shares
22-Sep-17	Common share	357	HWANG OKBOUN	$1,000.00	New Subscription of shares
22-Sep-17	Common share	357	SUNG JONGPIL	$1,000.00	New Subscription of shares
22-Sep-17	Common share	1,296	KIM JUNGJA	$3,630.00	New Subscription of shares
22-Sep-17	Common share	714	NOH WOOJEONG	$2,000.00	New Subscription of shares
22-Sep-17	Common share	357	KIM MINSEO	$1,000.00	New Subscription of shares
22-Sep-17	Common share	357	KIM EUNSOOK	$1,000.00	New Subscription of shares
22-Sep-17	Common share	357	KIM EUNHYANG	$1,000.00	New Subscription of shares
22-Sep-17	Common share	357	SON BOGYEONG	$1,000.00	New Subscription of shares
22-Sep-17	Common share	869	HWANG YOUNGOK	$2,432.00	New Subscription of shares
22-Sep-17	Common share	310	LEE CHOULYONG	$870.00	New Subscription of shares
22-Sep-17	Common share	357	RYU JEAHAG	$1,000.00	New Subscription of shares
22-Sep-17	Common share	310	KIM JOUNG MI	$870.00	New Subscription of shares
22-Sep-17	Common share	357	KIM GIWOO	$1,000.00	New Subscription of shares
22-Sep-17	Common share	117	BASIAH BINTI MUSAL	$327.00	New Subscription of shares
22-Sep-17	Common share	432	SANNANG BIN RAFI	$1,209.00	New Subscription of shares
22-Sep-17	Common share	533	SHIM SHOO FAH	$1,491.00	New Subscription of shares
1-Nov-17	Common share	400	KIM JUNG HWAN	$500.00	New Subscription of shares
1-Nov-17	Common share	1,344	PARK ANSUK	$1,680.00	New Subscription of shares
1-Nov-17	Common share	6,504	WOO DONGHWAN	$8,130.00	New Subscription of shares

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

Stock-Based Compensation

Effective January 1, 2006, the beginning of the Company's first fiscal quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R (ASC 718), using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the financial statements for granted stock options, since the related purchase discounts exceeded the amount allowed under SFAS 123R(ASC 718) for non-compensatory treatment. Compensation expense recognized included: the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R (ASC 718); and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123(ASC 718). Results for prior periods have not been restated, as provided for under the modified-prospective method.

On December 5, 2012, the Company entered into a settlement agreement with Dragon Wings for the settlement of the claim by Dragon Wings. In consideration of the Company's agreement to make the payments in the form of common shares and share options listed in the settlement agreement. The Company would give the option to Dragon Wings to purchase 6,000,000 common shares; the option may be exercised by Dragon Wings in whole or in part, at any time within 5 years from the date of this settlement agreement with the exercise price at US$0.01 per share, with dilution protection and subject to share split adjustment.

For other items paid for by common stock, the value of the transaction is determined by the value of the goods or services received, measured at the time of the transaction. The corresponding stock value, used to determine the number of share to be issued, is the value of the average price for the 20 to 30 days prior to the transaction date.

Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the year ended December 31, 2017.

Results of Operations

Two Years Ended December 31, 2017 and 2016

Revenue

The Company had revenues of $100,663 for the year ended December 31, 2017 and $nil for the same period in 2016.

Cost of Sales

Cost of sales for the year ended December 31, 2017 was $84,339 and $nil for the same period in 2016.

Gross Profit

Gross profit for the year ended December 31, 2017 was $16,324 and $nil for the same period in 2016.

Goodwill written-off for the year ended December 31, 2017 was $75,948.

General and administrative expenses

General and administrative expenses increased to $212,601 for the year 2017, from $85,643 for the year 2016, an increase of $126,958. Of these amounts, $73,167 related to the value of cash compensation to our directors in 2017 and $30,000 related to the value of cash compensation to our directors and secretary in 2016, respectively. In addition, a substantial portion of our expenses for the year ended December 31, 2017 related to accounting service fees, audit fees, legal service fees, professional service fees and salaries, and for the year ended December 31, 2016 related to accounting service fees, audit fees, and legal and professional service fees.

Other Income

The other income for the year ended December 31, 2017 was $27,810, compared to the other income of $1,230 for the year ended December 31, 2016, an increase of $26,580.

Income Tax

The Company had deferred tax liability of $2,850 for the year ended December 31, 2017 and $nil for the same period in 2016.

Net loss

The net loss for the year 2017 was $247,265, compared to the net loss of $84,413 in 2016, an increase of $162,852.

Liquidity and Capital Resources for the Years Ended December 31, 2017 and 2016

Working Capital

	As of	As of
	December 31,	December 31,
	2017	2016
Total Assets	$502,981	$–
Total Liabilities	$329,358	$102,110
Working Capital	$173,623	$(102,110)

As shown in the accompanying consolidated financial statements, the Company has accumulated loss of $1,466,551 as of December 31, 2017 compared to $1,219,286 as of December 31, 2016. There was a working capital earning of $173,623 as of December 31, 2017 and it was a working capital deficit of $102,110 as of December 31, 2016. It has increased by $275,733. This is due to the settlement of liability due to related parties by issuance of common shares.

Operating Activities

The net cash flows used in operating activities for the year ended December 31, 2017 was $393,623 compared to $139,684 for the year ended December 31, 2016. The increase is attributed to increase in amount due from related parties.

Investing Activities

The net cash flows provided by investing activities for the year ended December 31, 2017 was $11,055 compared to $nil for the year ended December 31, 2016. The increase is attributed to acquisition of a subsidiary.

Financing Activities

The net cash flows provided by financing activities for the year ended December 31, 2017 was $395,792 compared to $139,684 for the year ended December 31, 2016. The Company financed its growth by utilizing cash reserves, loans from related parties and issuance of common shares. Loans from related parties were unsecured, and deferred payment term and without interest bearing. The Company’s primary use of funds was for operation expense and working capital.

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

On September 13, 2017, the Company received a resignation notice by email from Anthony Kam & Associates Ltd., its independent registered accounting firm. On September 20, 2017, the Company engaged HKCMCPA Company Limited ("HKCM"), as its new independent registered public accountant. During the year ended December 31, 2016, and prior to September 20, 2017 (the date of the new engagement), we did not consult with HKCM regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company's financial statements by HKCM, in either case where written or oral advice provided by HKCM would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. The framework used by management in making that assessment was the 2013 version of the criteria set forth in the document entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation described above, management has concluded that our internal control over financial reporting was not effective as of December 31, 2017. We have limited resources and we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow we will hire skilled professionals that will enable us to implement adequate segregation of duties within the internal control framework.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On January 3, 2018, the Board of Directors of the Company approved the subscription of the company’s shares. Total 1,231,697 shares of common stock issued. The total number of share outstanding increased to 4,814,872 shares. For details, please refer to Note 9 stated in Part IV, Item 15 beginning on Page F-1 of this Annual Report.

On March 21, 2018, the Board of Directors of the Company approved the subscription of the company’s shares. Total 705,127 shares of common stock issued. The total number of share outstanding increased to 5,519,999 shares. For details, please refer to Note 9 stated in Part IV, Item 15 beginning on Page F-1 of this Annual Report.

On March 27, 2018, the Board of Directors of the Company approved the subscription of the company’s shares. Total 34,316,459 shares of common stock issued. The total number of share outstanding increased to 39,836,458 shares. For details, please refer to Note 9 stated in Part IV, Item 15 beginning on Page F-1 of this Annual Report.

On April 9, 2018, the Board of Directors of the Company approved the subscription of the company’s shares. Total 10,000 shares of common stock issued. The total number of share outstanding increased to 39,846,458 shares. For details, please refer to Note 9 stated in Part IV, Item 15 beginning on Page F-1 of this Annual Report.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification and Backgrounds of Directors and Officers

Name	Age	Principal Position	Appointment/Resignation date
Stephen Tang	65	CEO, President, Director	May 21, 2012/September 30, 2016
Francis Bok	51	CFO, Director	May 21, 2012/September 30, 2016
Kok Seng Yeap	42	CEO, Director CFO, Secretary	June 28, 2016 March 27, 2017
He Qianying	48	Director	June 28, 2016/September 19, 2017

Mr. Stephen Tang, Chief Executive Officer, President & Director

Mr. Tang served as our President, Chief Executive Officer and Chairman of our board of directors from May 2012 to September 2016. Mr. Tang is the Chairman of Mega Pacific Capital, Inc., a finance and investment consulting firm since 2005. Mr. Tang is currently a director of Professional Commons, a think tank in Hong Kong.  Mr. Tang is a graduate of Hong Kong Baptist University and received his MBA from the Asian Institute of Management in Manila, Philippines, in 1976.

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

Mr. Kok Seng Yeap, Chief Executive Officer, Chief Financial Officer, Secretary & Director

Mr. Kok currently serves as the Company’s Director, Chief Executive Officer, Chief Financial Officer and Secretary. In addition to his service with the Company, he is currently Associate Director of First Asia Holdings Limited, a position held since November 2013. Dato’ Kok is also the Owner of RichCorp Holdings Ltd and has previously served as Managing Director of NobleCorp Asset Management Ltd. Dato’ Kok is a Malaysian and is a Life Insurance Practitioner with the qualification obtained from the Malaysia Insurance Institute. He has also completed the Legal Professional Will Writing Course with Rockwills Sdn Bhd, Malaysia.

Ms. He Qianying, Director

Ms. He served as the Company’s Director from June 2016 to September 2017. Participate to work since 1991, graduated from Chengdu Qingbaijiang Middle School, present as the chairman of Sichuan Xiangtian Ecological Agriculture Development Co., Ltd. She is responsible in planning, directing, and implementing key strategic commercial initiatives for the organization.

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

Officers’ compensation

All executive officers of the Company have not been compensated in 2017.

Directors’ compensation

The following is a chart of compensation paid to all directors of the Company in 2017.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Kok Seng Yeap	$45,000	–	–	–	–	–	$45,000
He Qianying (Resigned on September 19, 2017)	$28,167	–	–	–	–	–	$28,167

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

Security ownership of certain beneficial owners

The following table sets forth as of December 31, 2017, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than five percent (5%) of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Common Stock	Pontoon Boat Inc. Rm 1202A, 12/F Empire Centre 68 Mody Road, Tsimshatsui, Kowloon, Hong Kong	1,944,189		54.26%
Common Stock	Kok Seng Yeap, CEO, CFO, Secretary & Director	1,986,254	(3)	55.43%
Common Stock	He Qianying, Director (4)	–		-%
Common Stock	Tan Toh Nguang Sublot 703, Lot 169, Jalan Oncidium, 3Km Off Jalan Bakam, 98000 Miri Sarawak, Malaysia	211,350		5.90%
Common Stock	All Directors and Officers as a Group (2 persons)	1,986,254	(3)	55.43%

(1)	Unless otherwise indicated, based on 3,583,175 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Unless otherwise indicated, the address of such beneficial owner is the Company’s principal executive office, which is located at E-702, Block E, Pusat Dagangan Phileo Damansara 1, No. 9, Jalan 16/11, Off Jalan Damansara, 46350 Petaling Jaya, Selangor, Malaysia.

(3)	Includes 42,065 shares of common stock over which Mr. Kok has sole investment and voting control, and 1,944,189 shares of common stock held by Pontoon Boat Inc, which Mr. Kok may be deemed to own beneficially.

(4)	Resigned in September 2017.

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

The following table presents fees for professional services rendered by our auditors for the periods ended December 31, 2017 and 2016:

Services Performed	2017	2016
Audit Fees	$15,177	$13,718
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total Fees	$15,177	$13,718

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following Exhibits are filed as part of this report.

Exhibit Number	Description of Document

3.1	Articles of Incorporation of Financial Telecom Limited (USA), Inc. (1)
3.2	Amended and Restated Bylaws of Financial Telecom Limited (USA), Inc. (1)
10.1	Agreement between Hong Kong Futures Exchange Limited and Financial Telecom Limited (1)
10.2	Market Service Datafeed Agreement between Stock Exchange Information Services Limited and Financial Telecom Limited (1)
10.3	Option agreement dated December 14, 2004 between Fintel Group Limited and shareholders of Shanghai Longterms Technology Limited. (2)
10.4	Option agreement dated January 5, 2005 between Fintel Group Limited and shareholders of Beijing JCL Technology Commerce Limited. (2)
10.5	Option agreement dated January 20, 2005 between Fintel Group Limited and shareholders of Shanghai Qianhou Computer Technology Limited. (2)
10.6	Independent contractor agreement between Fintel Group Limited and Mr. Sam Chong Keen. (2)
10.7	Independent contractor agreement between Fintel Group Limited and Info Media Company. (2)
10.8	Independent contractor agreement between Fintel Group Limited and China Digital Distribution Limited. (2)
10.9	Sales and purchase agreement dated March 25, 2005 between Fintel Group Limited and shareholders of Enjoy Media Holdings Limited (3)
10.10	Sales and purchase agreement dated April 25, 2005 between Fintel Group Limited and shareholders of Beijing Genial Technology Co. Ltd. (4)
10.11	Option agreement dated March 7, 2005 between Fintel Group Limited and shareholders of Beijing Sinoskyline Technology Trading Co. Ltd. (4)
10.12	Settlement agreement dated December 5, 2012 between Sancon Resources Recovery, Inc. and Dragon Wings Communications Limited. (9)
10.13	Notice of Dismissal dated January 11, 2013 issued by the United States Bankruptcy Court, District of Nevada. (11)
10.14	Service Agreement, dated May 31, 2013, between Sancon Resources Recovery, Inc. and Fintel (USA) Ltd. (12)
10.15	Service Agreement, dated July 20, 2016, between Sancon Resources Recovery, Inc. and Fintel (USA) Ltd. (13)
14.1	Code of Ethics (10)
21.1	Subsidiaries of the registrant (9)
31.1*	Certification of Director and Chief Executive Officer
31.2*	Certification of Chief Financial Officer
32.1*	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101†	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at December 31, 2017 and 2016, (ii) Statement of Operations for the years ended December 31, 2017 and 2016, (iii) Statement of Stockholders’ Equity for the years ended December 31, 2017 and 2016, and (iv) Statement of Cash Flows for the years ended December 31, 2017 and 2016, (v) Notes to Financial Statements.

*Filed herewith

† To be filed by amendment

(1)	Incorporated herein by reference to the registrant’s initial Registration Statement on Form 10-SB (File No. 000-50760) filed on May 13, 2004.
(2)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-KSB (File No. 000-50760) filed March 31, 2005.
(3)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-QSB (File No. 000-50760) filed May 6, 2005.
(4)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-QSB (File No. 000-50760) filed August 9, 2005.
(5)	Incorporated herein by reference to the registrant’s Current Report on Form 8K/A (File No. 000-50760) filed November 29, 2005.
(6)	Incorporated herein by reference to the registrant’s Current Report on Form 8K/A (File No. 000-50760) filed January 25, 2006.
(7)	Incorporated herein by reference to the registrant’s Proxy Statement (File No. 000-50760) filed December 6, 2005.
(8)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-KSB (File No. 000-50760) filed April 26, 2006.
(9)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K (File No. 000-50760) filed June 7, 2013.
(10)	Incorporated by reference to the Exhibits to our Form 10-K filed on April 27, 2016
(11)	Incorporated by reference to the Exhibits to our Form 10-Q filed on May 17, 2016
(12)	Incorporated by reference to the Exhibits to our Form 10-Q filed on May 23, 2016
(13)	Incorporated by reference to the Exhibits to our Form 10-K filed on March 31, 2017

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

IGS Capital Group Limited

(Formerly Sancon Resources Recovery, Inc.)

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of IGS Capital Group Limited and its subsidiary (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operation, cash flows, and changes in stockholders’ equity for the years ended December 31, 2017 and 2016, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years ended December 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe our audits provide a reasonable basis for our opinion.

/s/ HKCMCPA Company Limited

We have served as the Company’s auditor since 2017.

Hong Kong, China

May 17, 2018

IGS CAPITAL GROUP LIMITED

(Formerly Sancon Resources Recovery, Inc.)

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As at
	December 31, 2017	December 31, 2016
Assets
Non-Current Assets
Property, plant and equipment	$44,882	$–
Total Non-Current Assets	44,882	–

Current Assets
Cash and cash equivalents	13,224	–
Due from related parties	414,499	–
Inventories	26,015	–
Other receivables	4,361	–
Total Current Assets	458,099	–

Total Assets	$502,981	$–

Liabilities
Due to related parties	$84,780	$100,137
Account payables	19,248	–
Accrued expenses and other payables	222,480	1,973
Deferred tax liability	2,850	–
Total Liabilities	329,358	102,110

Commitments and contingencies

Stockholders' equity (deficits)
Share capital authorized: 500,000,000 common shares, par value $0.001 per share
Issued and outstanding: 3,583,175 shares as of December 31, 2017 (December 31, 2016: 1,050,913 shares)	3,583	1,051
Additional paid-in capital	1,547,576	1,027,110
Share option reserves	89,015	89,015
Accumulated losses	(1,466,551)	(1,219,286)
Total Stockholders' equity (deficits)	173,623	(102,110)

Total liabilities & stockholders' equity	$502,981	$–

Note: There was a 1-for-100 reverse stock split of the Company’s common stock effective on June 8, 2017.

See accompanying notes to consolidated financial statements.

 IGS CAPITAL GROUP LIMITED

(Formerly Sancon Resources Recovery, Inc.)

CONSOLIDATED STATEMENTS OF OPERATION

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the years ended December 31,
	2017	2016

Revenue	$100,663	$–
Cost of sales	84,339	–
Gross profit	16,324	–

Operating expenses
Written off of goodwill	75,948	–
General and administrative expenses	212,601	85,643
Total operating expenses	288,549	85,643

Operating loss	(272,225)	(85,643)

Other income	27,810	1,230

Income taxes
Deferred tax liability	(2,850)	–

Net loss	$(247,265)	$(84,413)

Loss per share:
Basic loss per share	$(0.105)	$(0.001)
Basic weighted average shares outstanding	2,344,917	855,666

Diluted loss per share	$(0.103)	$(0.001)
Diluted weighted average shares outstanding	2,404,917	855,923

Note: There was a 1-for-100 reverse stock split of the Company’s common stock effective on June 8, 2017.

See accompanying notes to consolidated financial statements.

 IGS CAPITAL GROUP LIMITED

(Formerly Sancon Resources Recovery, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid in Capital	Share Option Reserves	Accumulated Losses	Total

Balance as of December 31, 2015 (restated)	322,200	$322	$824,618	$89,015	$(1,134,873)	$(220,918)

Issuance of common stock	728,713	729	202,492	–	–	203,221

Net loss for the year	–	–	–	–	(84,413)	(84,413)

Balance as of December 31, 2016	1,050,913	1,051	1,027,110	89,015	(1,219,286)	(102,110)

Issuance of common stock	42,557	42	520,466	–	–	520,508

Fractional shares from reverse split	1,030	1	–	–	–	1

Issuance of common stock	2,488,675	2,489	–	–	–	2,489

Net loss for the year	–	–	–	–	(247,265)	(247,265)

Balance as of December 31, 2017	3,583,175	$3,583	$1,547,576	$89,015	$(1,466,551)	$173,623

Note: There was a 1-for-100 reverse stock split of the Company’s common stock effective on June 8, 2017.

See accompanying notes to consolidated financial statements.

IGS CAPITAL GROUP LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”))

	For the years ended December 31,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(247,265)	$(84,413)
Adjustments to reconcile net income to net cash flows provided by operating activities:
Written-off of goodwill	75,948	–
Depreciation	2,877	–

Change in current assets and liabilities:
Decrease in inventories	2,756	–
Decrease in other receivables	11,092	–
Increase in amounts due from related parties	(474,499)	–
Increase in account payables	12,111	–
Increase (decrease) in accrued expenses and other payables	223,357	(55,271)
Net cash flows used in operating activities	(393,623)	(139,684)

Cash Flows from Investing Activities
Purchase of property, plant and equipment	(9,631)	–
Purchase of investment	(13)	–
Acquisition of a subsidiary, net of cash acquired	20,699	–
Net cash flows provided by investing activities	11,055	–

Cash Flows from Financing Activities
Issuance of shares	522,998	203,221
Settlement of loans from related parties	(127,206)	(63,537)
Net cash flows provided by financing activities	395,792	139,684

Effect of exchange rate change on cash and cash equivalents	–	–

Net Increase in Cash & Cash Equivalents	13,224	–

Cash & Cash Equivalents at beginning of year	$–	$–
Cash & Cash Equivalents at end of year	$13,224	$–

See accompanying notes to consolidated financial statements.

IGS CAPITAL GROUP LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

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

On April 26, 2017, the Company filed a certificate of change with the Secretary of State of Nevada to effectuate a reverse stock split (the “Stock Split”) of its issued and outstanding shares of common stock on a 1-for-100 basis. The number of its authorized shares of common stock will remain at 500,000,000 shares, par value $0.001. The Stock Split became effective with FINRA on June 8, 2017 (the “Effective Date”). As of that date, every 100 shares of issued and outstanding common stock were converted into one share of common stock.  No fractional shares will be issued in connection with the Stock Split. Instead, any fractional shares will be rounded up to the next whole share and a holder of record of old common stock on the Effective Date who would otherwise be entitled to a fraction of a share will, in lieu thereof, be issued one whole share.

On or about June 29, 2017, the Company’s shares of common stock began trading on the OTCQB Marketplace under the symbol “IGSC” to reflect the Company’s new name.

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

Description of subsidiary

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/registered share capital	Effective interest held

IGS Mart SDN BHD	Malaysia	Operation of convenient store	100 ordinary shares for MYR100	100%

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Use of Estimates

These consolidated financial statements are prepared in accordance with accounting principles accepted generally in the USA. These principles require management to use its best judgment in determining estimates and assumptions that: affect the reported amounts of assets and liabilities; disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for such items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the relevant accounting rules, typically in the period when new information becomes available to management. Actual results in the future could differ from the estimates made in the prior and current periods.

Basis of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiary. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

Net Loss Per Share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of accounts payable and accrued expenses. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

Management believes, based on the current market prices or interest rates for similar debt instruments, the fair value of short-term bank borrowings and note payable approximate the carrying amount.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

☐	Level 1 : Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

☐	Level 2 : Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. Black-Scholes Option-Pricing model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs; and

☐	Level 3 : Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Cash and Cash Equivalent

Cash and cash equivalents consist primarily of cash in readily available checking and saving accounts. Cash equivalents consist of highly liquid investments that are readily convertible to cash and that mature within three months or less from the date of purchase. The carrying amounts approximate fair value due to the short maturities of these instruments.

Inventories Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a weighted average method. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of December 31, 2017, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Depreciation expenses for the years ended December 31, 2017 and 2016 was $2,877 and $0, respectively.

Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the year ended December 31, 2017.

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

Cost of revenue

Cost of revenue consists primarily of purchase of stock which are directly attributable to the operation of convenient store.

Income Taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

For the years ended December 31, 2017 and 2016, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2017 and 2016, the Company did not have any significant unrecognized uncertain tax positions.

Foreign currencies translation

The accompanying consolidated financial statements are presented in U.S. dollars ("USD"). The Company's wholly owned subsidiary (IGS Mart’s) functional currency is the Malaysian Ringgit (“MYR”). The financial statements are translated into USD in accordance with Codification ASC 830, “Foreign Currency Matters”. All assets and liabilities were translated at the current exchange rate, at respective balance sheet dates, shareholders' equity is translated at the historical rates and income statement items are translated at the average exchange rate for the reporting periods. The resulting translation adjustments are reported as other comprehensive income and accumulated other comprehensive income in the shareholders' equity in accordance with Codification ASC 220, “Comprehensive Income”.

Translation gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are translated into USD at the rate on the date of the transaction and included in the results of operations as incurred. There were no material transaction gains or losses in the periods presented.

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended December 31,
	2017	2016
Year-end MYR : US$1 exchange rate	3.9746	–
Year-average MYR : US$1 exchange rate	3.9746	–

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Recent pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers .. The standard provides companies with a single model for accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date , which defers the required adoption date of ASU 2014-09 by one year. As a result of the deferred effective date, ASU 2014-09 will be effective for the Company in its first quarter of fiscal 2018. Early adoption is permitted but not before the original effective date of the new standard of the first quarter of fiscal 2017. The following ASUs were subsequently issued by the FASB to clarify the implementation guidance in some areas and add practical expedients: In March 2016, ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations; in April 2016, ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing; in May 2016, ASU 2016-12, Revenue from Contracts with Customers: Narrow Scope Improvements and Practical Expedients; and in December 2016, ASU 2016-20, Technical Corrections and Improvements to Revenue from Contracts with Customers . The Company’s is currently finalizing its evaluation of standard product sales arrangements and has identified an adoption impact related to revenue from certain distributor agreements which was deferred until the period in which the distributor sells through the inventory to the end customer. In connection with the adoption of ASU 2014-09, the Company will change the recognition of sales to these distributors whereby revenue will be estimated and recognized in the period in which the Company transfers control of the product to the distributor; the adoption impact is not expected to be material. Other than this impact, the Company has not identified any expected impact on the timing and measurement of revenue for standard product sales arrangements from the adoption of the standard and the Company is currently formalizing its final conclusions.

In February 2016, the FASB issued ASU No. 2016-02, Leases . The standard requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The guidance in ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which changes the accounting for employee share-based payments, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under the new guidance, excess tax benefits associated with share-based payment awards will be recognized in the income statement when the awards vest or settle, rather than in stockholders’ equity. In addition, it will increase the number of shares an employer can withhold to cover income taxes on share-based payment awards and still qualify for the exemption to liability classification. The guidance was effective for the Company in the first quarter of 2017.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows - Restricted Cash , which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The guidance will be effective for the Company in its first quarter of fiscal 2018. Early adoption is permitted, including adoption in an interim period, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The new standard must be adopted retrospectively.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other, which eliminates step two of the quantitative goodwill impairment test. Step two required determination of the implied fair value of a reporting unit, and then a comparison of this implied fair value with the carrying amount of goodwill for the reporting unit, in order to determine any goodwill impairment. Under the new guidance, an entity is only required to complete a one-step quantitative test, by comparing the fair value of a reporting unit with its carrying amount, and any goodwill impairment charge is determined by the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the loss should not exceed the total amount of goodwill allocated to the reporting unit. The standard is effective for the Company in the first quarter of 2020, with early adoption permitted as of January 1, 2017, and is to be applied on a prospective basis.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost , which changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the statement of operations. The new guidance requires entities to report the service cost component in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of loss from operations. ASU 2017-07 also provides that only the service cost component is eligible for capitalization. The standard is effective for the Company in the first quarter of 2018, with adoption to be applied on a retrospective basis.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation: Scope of Modification Accounting , which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. The amendments of this ASU are effective for the Company in the first quarter of 2018, with early adoption permitted.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities , which modifies the presentation and disclosure of hedging results. Further, it provides partial relief on the timing of certain aspects of hedge documentation and eliminates the requirement to recognize hedge ineffectiveness separately in income. The amendments in this ASU are effective for the Company in the first quarter of 2019.

In November 2017, the FASB has issued ASU No. 2017-14, Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606). ASU 2017-14 includes amendments to certain SEC paragraphs within the FASB Accounting Standards Codification (Codification). ASU 2017-14 amends the Codification to incorporate the following previously issued guidance from the SEC. ‘The amendments in ASU No. 2017-14 amends the Codification to incorporate SEC Staff Accounting Bulletin (SAB) No. 116 and SEC Interpretive Release on Vaccines for Federal Government Stockpiles (SEC Release No. 33-10403) that bring existing SEC staff guidance into conformity with the FASB’s adoption of and amendments to ASC Topic 606, Revenue from Contracts with Customers.

In September 2017, the FASB has issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. Both of the below entities may still adopt using the public company adoption guidance in the related ASUs, as amended. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Note 3. Business Combination

On August 23, 2017, the Company acquired 100% of the share capital of IGS Mart SDN. BHD. for a consideration of $60,000.

The following table summarizes the consideration paid for IGS Mart SDN. BHD., the fair value of assets acquired and liabilities assumed at the acquisition date.

At August 23, 2017	US$

Total purchase price for the acquisition	60,000

Less: Recognized amounts of identifiable assets acquired and liabilities assumed

Property, plant and equipment	38,128
Inventories	28,771
Trade and other receivables	15,440
Cash and cash equivalents	20,699
Trade and other payables	(118,986)

Total identifiable net assets	(15,948)

Goodwill	75,948

The goodwill was fully written-off during the year.

Note 4. Property, Plant and Equipment

Property, plant and equipment is summarized as following:

	As at
	December 31, 2017	December 31, 2016
Cost	$–	$–
Leasehold improvement	12,673	–
Furniture, fixture and equipment	28,691	–
Computer and software	6,395	–
	47,759	–
Less:
Accumulated depreciation	(2,877)	–
Balance at end of year	$44,882	$–

Note 5. Related Party Transactions

As of December 31, 2017, the Company owed $84,780 to a related company, $314,681 and $99,818 from a director and related companies respectively.

As of December 31, 2016, the Company owed $17,400 and $82,737 to a director and a shareholder respectively. Imputed interests on related parties’ loans are not significant.

During the year ended December 31, 2017, the Company advanced $332,081 to a director, Kok Seng Yeap, Eddy.

On May 4, 2016, (i) 42,582,858 shares of our common stock, valued at $138,000 were issued in lieu of cash compensation for director and secretarial services from March 13, 2014 through June 30, 2016; and (ii) 9,288,400 shares of our common stock, valued at $23,221 were issued in lieu of cash compensation for accounting services from December 22, 2013 through June 30, 2016.

Note 6.  Stockholders’ equity

Common stock

The Company has the authority to issue 500,000,000 shares of common stock, $0.001 par value. The total number of shares of the Company’s common stock outstanding as of December 31, 2017 and December 31, 2016 are 3,583,175 and 1,050,913, respectively.

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

On April 26, 2017, the Company filed a certificate of change with the Secretary of State of Nevada to effectuate a reverse stock split (the “Stock Split”) of its issued and outstanding shares of common stock on a 1-for-100 basis. The number of its authorized shares of common stock will remain at 500,000,000 shares, par value $0.001. The Stock Split became effective with FINRA on June 8, 2017 (the “Effective Date”). As of that date, every 100 shares of issued and outstanding common stock were converted into one share of common stock.  No fractional shares will be issued in connection with the Stock Split. Instead, any fractional shares will be rounded up to the next whole share and a holder of record of old common stock on the Effective Date who would otherwise be entitled to a fraction of a share will, in lieu thereof, be issued one whole share. 2,500 fractional shares were resulted from the Stock Split.

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

On November 1, 2017, 8,248 new shares issued. The total number of shares issued and outstanding increased from 3,574,927 shares to 3,583,175 shares.

These issuance of common shares is for the settlement of liability due to related parties.

For the new issuance of shares, please refer to Item 5. UNREGISTERED SALES OF EQUITY SECURITIES of PART II. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Stock options

On December 5, 2012, the Company entered into a settlement agreement with Dragon Wings for the settlement of the claim by Dragon Wings. In consideration of IGS’s agreement to make the payments in the form of common shares and share options listed in the settlement agreement. The Company would give the option to Dragon Wings to purchase 6,000,000 common shares; the option may be exercised by Dragon Wings in whole or in part, at any time within 5 years from the date of this settlement agreement with the exercise price at US$0.01 per share, with dilution protection and subject to share split adjustment.

	As at
	December 31, 2017	December 31, 2016

Loan settled by share option	$149,015	$149,015
Par value of the common shares	60,000	60,000
Fair value of share option	$89,015	$89,015

Note 7. Income Taxes

For the years ended December 31, 2017 and 2016, the local (“United States of America”) and foreign components of loss before income taxes were comprised of the following:

	Years ended December 31,
	2017	2016
Tax jurisdiction from:
- Local	$(210,856)	$(84,413)
- Foreign	(36,409)	–
Loss before income taxes	$(247,265)	$(84,413)

The provision for income taxes consisted of the following:

	Years ended December 31,
	2017	2016
Current:
- Local	$–	$–
- Foreign	–	–

Deferred:
- Local	–	–
- Foreign	2,850	–
Income tax expense	$2,850	$–

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company operates in various countries: United States of America and the Malaysia that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has completed the accounting for the effects of the Act during the quarter ended December 31, 2017. The Company’s financial statements for the year ended December 31, 2017 reflect certain effects of the Act which includes a reduction in the corporate tax rate from 34% to 21% as well as other changes.

As of December 31, 2017, the Company in the United States of America had approximately $8,255,348 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carry forwards in certain situations when changes occur in the stock ownership of a company. In the event the Company has a change in ownership, utilization of carry forwards could be restricted. The deferred tax assets for the United States entity at December 31, 2017 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the United States of America as of December 31, 2017 and 2016.

	As at
	December 31, 2017	December 31, 2016

Net Operating Loss Carry Forwards	$8,255,348	$8,084,031

Total Deferred Tax Assets – current rate	1,733,623	2,748,570
Total Deferred Tax Assets – effect of change in statutory rate	1,073,195	–
Less: Valuation Allowance	(2,806,818)	(2,748,570)
Net Deferred Tax Assets	$–	$–

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

Malaysia

The Company’s subsidiary operating in Malaysia subject to the Malaysia Corporate Tax Laws at a tax rate of 24% on the assessable income for its tax year. Any unutilized losses can be carried forward indefinitely to be utilized against income from any business source.

As of December 31, 2017 and 2016, there were deferred tax liabilities of $2,850 and $0 to be recognized, respectively.

As of December 31, 2017, the Company does not have any unrecognized tax benefits and no corresponding interest or penalties. The Company's policy is to record interest and penalties as income tax expense.

Note 8. Commitments and contingencies

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

Note 9. Subsequent events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2017, up through the date the Company issued the unaudited condensed financial statements. During the period, the Company did not have any material recognizable subsequent events, except for the below transaction:

On January 3, 2018, the Board of Directors of the Company approved the subscription of the Company’s shares with details as follows were tabled.

No.	Name of Applicant	Number of shares	Price (USD)	Date of Application
1	KANG BOK HEE	869	1,000.00	January 2, 2018
2	KANG DALYONG	5,217	6,000.00	January 2, 2018
3	KANG LEEMAN	869	1,000.00	January 2, 2018
4	KANG MYUNGJI	434	500.00	January 2, 2018
5	KIM CHONAM	869	1,000.00	January 2, 2018

6	KIM EUNSOOK	1,739	2,000.00	January 2, 2018
7	KIM JEONGHEE	2,495	2,870.00	January 2, 2018
8	KIM KYONG AE	1,739	2,000.00	January 2, 2018
9	KIM KYUNG WON	1,722	1,980.00	January 2, 2018
10	KIM MYOUNGSOOK	869	1,000.00	January 2, 2018
11	KIM YOUNGSEOK	2,608	3,000.00	January 2, 2018
12	KIM YUNJA	2,608	3,000.00	January 2, 2018
13	KIM YONGHYEON	869	1,000.00	January 2, 2018
14	KWAK TAE JONG	2,608	3,000.00	January 2, 2018
15	LEE MYUNGSUK	4,348	5,000.00	January 2, 2018
16	LEE OKRYEON	2,608	3,000.00	January 2, 2018
17	LEE SOON JA	1,626	1,870.00	January 2, 2018
18	LEE SUKYEON	4,348	5,000.00	January 2, 2018
19	LEE SUNGSIM	17,391	20,000.00	January 2, 2018
20	LEE SUNGSIM	1,739	2,000.00	January 2, 2018
21	KIM DOHUI	869	1,000.00	January 2, 2018
22	PARK JONGBUM	8,695	10,000.00	January 2, 2018
23	SEO WONYONG	6,087	7,000.00	January 2, 2018
24	KAM YOUNGHEE	2,608	3,000.00	January 2, 2018
25	BAE SOOKHEE	2,608	3,000.00	January 2, 2018
26	CHOI SEOYOON	1,626	1,870.00	January 2, 2018
27	CHOI YUNSEO	869	1,000.00	January 2, 2018
28	CHOO KWANGSENG	869	1,000.00	January 2, 2018
29	HA INSU	2,608	3,000.00	January 2, 2018
30	HWANG BYUNGGU	2,608	3,000.00	January 2, 2018
31	JEONG JEONGIM	1,739	2,000.00	January 2, 2018
32	JOO HYUNJU	2,608	3,000.00	January 2, 2018
33	MOON DALSOON	869	1,000.00	January 2, 2018
34	NAM OKSOOK	2,608	3,000.00	January 2, 2018
35	PARK MISUK	2,608	3,000.00	January 2, 2018
36	PARK SUNGJOON	2,608	3,000.00	January 2, 2018
37	SON BOGYEONG	1,739	2,000.00	January 2, 2018
38	SONG KI WOONG	1,304	1,500.00	January 2, 2018
39	YANG TAE SOO	1,626	1,870.00	January 2, 2018
40	YU HYERI	869	1,000.00	January 2, 2018
41	JEONG INSOOK	1,739	1,000.00	January 2, 2018
42	OH YONGMAN	2,608	1,500.00	January 2, 2018
43	PONTOON BOAT INC	1,121,750	448,700.00	January 2, 2018

On March 21, 2018, the Board of Directors of the Company approved the subscription of the Company’s shares with details as follows were tabled.

No.	Name of Applicant	Number of shares	Price (USD)	Date of Application
1	PONTOON BOAT INC	705,127	211,538.00	March 21, 2018

On March 27, 2018, the Board of Directors of the Company approved the subscription of the Company’s shares with details as follows were tabled.

No.	Name of Applicant	Number of shares	Price (USD)	Date of Application
1	PONTOON BOAT INC	32,000,000	9,600.00	March 27, 2018
2	KHALID BIN HASHIM	35,000	10.50	March 27, 2018
3	JULIA BINTI MOSIOL	7,000	2.10	March 27, 2018
4	ROHAYA BINTI BAKAR	7,467	2.24	March 27, 2018
5	ASMAH BINTI ATOU	7,000	2.10	March 27, 2018
6	RITA SARID	14,000	4.20	March 27, 2018
7	SULAIMAN MADAHIN	14,000	4.20	March 27, 2018
8	KAMARUZAMAN BIN ISMAIL	9,333	2.80	March 27, 2018
9	ANBAZAGAN SAMUEL	35,000	10.50	March 27, 2018
10	PAMELA BINTI BENJAMIN	21,000	6.30	March 27, 2018
11	MD JALAL BIN JAAFAR	35,000	10.50	March 27, 2018
12	JAMAKIYAH BINTI MAJID	9,333	2.80	March 27, 2018
13	RUSTINA SING	11,667	3.50	March 27, 2018
14	TAN TOH NGUANG	490,000	147.00	March 27, 2018
15	JOHN OMPUK	9,333	2.80	March 27, 2018
16	MOGAN ARWANANTHAN	151,993	45.60	March 27, 2018
17	AZMI BIN HASSIM	28,000	8.40	March 27, 2018
18	AZMAN BIN AMBIR	35,000	10.50	March 27, 2018
19	HASRINAH BINTI MOHD GULLAM	18,667	5.60	March 27, 2018
20	IBRISHAM BIN ZAKARIA	70,000	21.00	March 27, 2018
21	MOHD LASA BIN ABDUL	7,000	2.10	March 27, 2018
22	MUHAMMAD AZIM BIN BANI AMIN	7,000	2.10	March 27, 2018
23	MOHD RUSHDI BIN YUSOF	7,000	2.10	March 27, 2018
24	SHIM SHOO FAH	23,333	7.00	March 27, 2018
25	AMINUDDIN BIN HAJI MUHAMMAD SAID	23,333	7.00	March 27, 2018
26	SHIM SHOO FAH	70,000	21.00	March 27, 2018
27	AMINUDDIN BIN HAJI MUHAMMAD SAID	46,667	14.00	March 27, 2018
28	KIANCHONG BIN JAILANI	14,000	4.20	March 27, 2018
29	FATIMAH BINTI MUHAMAD	35,000	10.50	March 27, 2018
30	MAT HARUN BIN AB MANAF	35,000	10.50	March 27, 2018
31	TAY BOON HUA	46,667	14.00	March 27, 2018
32	KEE POH SOON	46,667	14.00	March 27, 2018
33	PAVITHIRAN DEVADASAN	7,000	2.10	March 27, 2018
34	RUSTINA SING	18,667	5.60	March 27, 2018
35	ZAINUDDIN BIN YAACOB	14,000	4.20	March 27, 2018
36	ANBAZAGAN SAMUEL	35,000	10.50	March 27, 2018
37	OTHMAN BIN AHMAN	7,000	2.10	March 27, 2018
38	ROSLINA BINTI AMALUDDIN	7,000	2.10	March 27, 2018

39	SITI SAUDAH BINTI SYED MUDAN	14,000	4.20	March 27, 2018
40	FAZIAH BINTI SELAMAT	7,000	2.10	March 27, 2018
41	ROHAYAH BINTI MOHD	14,000	4.20	March 27, 2018
42	FAZUAH BINTI HAJI ABD RAHIM	14,000	4.20	March 27, 2018
43	MOHD FIRDAUS BIN MANSOR	7,000	2.10	March 27, 2018
44	AMIR BIN SHAIDIN	7,000	2.10	March 27, 2018
45	SHANDON BIN ABD WAHAB	7,000	2.10	March 27, 2018
46	HASIAH BINTI ABD RAHIM	7,000	2.10	March 27, 2018
47	PAIZAH BINTI BOKHARI	7,000	2.10	March 27, 2018
48	HERMES GEORGE	30,333	9.10	March 27, 2018
49	CHE SALIM BIN SAID	21,000	6.30	March 27, 2018
50	YA ACUB BIN DOLLAH	7,000	2.10	March 27, 2018
51	SHIM SHOO FAH	35,000	10.50	March 27, 2018
52	SHIM SHOO FAH	23,333	7.00	March 27, 2018
53	AMINUDDIN BIN HAJI MUHAMMAD SAID	70,000	21.00	March 27, 2018
54	NG KOK CHONG	23,333	7.00	March 27, 2018
55	LIM WEI CHING	116,667	35.00	March 27, 2018
56	ONG LEE CHIA	46,667	14.00	March 27, 2018
57	TAY BOON HUA	133,333	40.00	March 27, 2018
58	KEE POH SOON	133,333	40.00	March 27, 2018
59	NG KOK CHONG	16,667	5.00	March 27, 2018
60	LIM WEI CHING	83,333	25.00	March 27, 2018
61	ONG LEE CHIA	33,333	10.00	March 27, 2018

On April 9, 2018, the Board of Directors of the Company approved the subscription of the Company’s shares with details as follows were tabled.

No.	Name of Applicant	Number of shares	Price (USD)	Date of Application
1	GLOBAL ASSET TRUSTEE (MALAYSIA) BERHAD	10,000	5,000.00	April 6, 2018

According to the issuance of total 36,263,283 shares of common stock, the total number of share outstanding increased from 3,583,175 shares to 39,846,458 shares.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of May, 2018.

IGS CAPITAL GROUP LIMITED

By: /s/ Kok Seng Yeap__________________

Kok Seng Yeap

Director

(Chief Executive Officer, Chief Financial Officer and Secretary)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

_/s/ Kok Seng Yeap_________ Kok Seng Yeap	Director (Chief Executive Officer, Chief Financial Officer and Secretary)	May 17, 2018

19

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation of Financial Telecom Limited (USA), Inc. (1)
3.2	Amended and Restated Bylaws of Financial Telecom Limited (USA), Inc. (1)
10.1	Agreement between Hong Kong Futures Exchange Limited and Financial Telecom Limited (1)
10.2	Market Service Datafeed Agreement between Stock Exchange Information Services Limited and Financial Telecom Limited (1)
10.3	Option agreement dated December 14, 2004 between Fintel Group Limited and shareholders of Shanghai Longterms Technology Limited. (2)
10.4	Option agreement dated January 5, 2005 between Fintel Group Limited and shareholders of Beijing JCL Technology Commerce Limited. (2)
10.5	Option agreement dated January 20, 2005 between Fintel Group Limited and shareholders of Shanghai Qianhou Computer Technology Limited. (2)
10.6	Independent contractor agreement between Fintel Group Limited and Mr. Sam Chong Keen. (2)
10.7	Independent contractor agreement between Fintel Group Limited and Info Media Company. (2)
10.8	Independent contractor agreement between Fintel Group Limited and China Digital Distribution Limited. (2)
10.9	Sales and purchase agreement dated March 25, 2005 between Fintel Group Limited and shareholders of Enjoy Media Holdings Limited (3)
10.10	Sales and purchase agreement dated April 25, 2005 between Fintel Group Limited and shareholders of Beijing Genial Technology Co. Ltd. (4)
10.11	Option agreement dated March 7, 2005 between Fintel Group Limited and shareholders of Beijing Sinoskyline Technology Trading Co. Ltd. (4)
10.12	Settlement agreement dated December 5, 2012 between Sancon Resources Recovery, Inc. and Dragon Wings Communications Limited. (9)
10.13	Notice of Dismissal dated January 11, 2013 issued by the United States Bankruptcy Court, District of Nevada. (11)
10.14	Service Agreement, dated May 31, 2013, between Sancon Resources Recovery, Inc. and Fintel (USA) Ltd. (12)
10.15	Service Agreement, dated July 20, 2016, between Sancon Resources Recovery, Inc. and Fintel (USA) Ltd. (13)
14.1	Code of Ethics (10)
21.1	Subsidiaries of the registrant (9)
31.1*	Certification of Director and Chief Executive Officer
31.2*	Certification of Chief Financial Officer
32.1*	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101†	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at December 31, 2017 and 2016, (ii) Statement of Operations for the years ended December 31, 2017 and 2016, (iii) Statement of Stockholders’ Equity for the years ended December 31, 2017 and 2016, and (iv) Statement of Cash Flows for the years ended December 31, 2017 and 2016, (v) Notes to Financial Statements.

*Filed herewith

† To be filed by amendment

(1)	Incorporated herein by reference to the registrant’s initial Registration Statement on Form 10-SB (File No. 000-50760) filed on May 13, 2004.
(2)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-KSB (File No. 000-50760) filed March 31, 2005.
(3)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-QSB (File No. 000-50760) filed May 6, 2005.
(4)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-QSB (File No. 000-50760) filed August 9, 2005.
(5)	Incorporated herein by reference to the registrant’s Current Report on Form 8K/A (File No. 000-50760) filed November 29, 2005.
(6)	Incorporated herein by reference to the registrant’s Current Report on Form 8K/A (File No. 000-50760) filed January 25, 2006.
(7)	Incorporated herein by reference to the registrant’s Proxy Statement (File No. 000-50760) filed December 6, 2005.
(8)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-KSB (File No. 000-50760) filed April 26, 2006.
(9)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K (File No. 000-50760) filed June 7, 2013.
(10)	Incorporated by reference to the Exhibits to our Form 10-K filed on April 27, 2016
(11)	Incorporated by reference to the Exhibits to our Form 10-Q filed on May 17, 2016
(12)	Incorporated by reference to the Exhibits to our Form 10-Q filed on May 23, 2016
(13)	Incorporated by reference to the Exhibits to our Form 10-K filed on March 31, 2017

20