Form 10-K/A
period 2017-12-31
IGS Capital Group Ltd
filed 2018-05-18
CIK 1288195

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

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-K, as originally filed on May 18, 2018.

1

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

2

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

Name	Title	Date

_/s/ Kok Seng Yeap_________ Kok Seng Yeap	Director (Chief Executive Officer, Chief Financial Officer and Secretary)	May 18, 2018

3