Form 10-K/A
period 2017-12-31
IGS Capital Group Ltd
filed 2018-08-06
CIK 1288195

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2

FORM 10-K /A

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

None.

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K is being made to restate the 2017 Consolidated Financial Statements to correct various misstatements. Also, the Item 1 of Part I and Items 5, 7 and 14 of Part II are revised. No other changes have been made to the Form 10-K, as originally filed on May 17, 2018.

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

On June 21, 2017, the Company purchased all of the issued and outstanding capital stock of Speed Power Holdings Co. Ltd., a Hong Kong company (“Speed Power”) from the major shareholder of the Company, Pontoon Boat Inc. for a purchase price of HK$100 and Speed Power became a wholly-owned subsidiary of the Company.

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

While we have not established definitive criteria for acquisition candidates but intend to focus on Asian-based entities. In analyzing prospective business combinations, our management will also consider such matters as the following:

•	Available technical, financial, and managerial resources,
•	Working capital and other financial requirements,
•	Prospects for the future,
•	Nature of present and expected competition,
•	The potential for further research, development, or exploration,
•	The potential for growth or expansion, and
•	The potential for profit.

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

Dividends

We did not pay any cash dividends on our common stock for fiscal year ended on December 31, 2017.

Unregistered Sales of Equity Securities

The shares issued without registration in 2016 is shown in the table below.

date	type	amount	person	consideration	transaction
4-Feb-16	Common share	3,000,000	Tang Wai Leong	$6,000	New Subscription of shares
4-Feb-16	Common share	4,000,000	Wong Yee Tat	$8,000	New Subscription of shares
4-Feb-16	Common share	3,500,000	Tam Wai Hung	$7,000	New Subscription of shares
4-Feb-16	Common share	3,500,000	Lam Chi Pan	$7,000	New Subscription of shares
4-Feb-16	Common share	3,500,000	To Hoi Yi	$7,000	New Subscription of shares
4-Feb-16	Common share	3,500,000	Wu Wai Fan	$7,000	New Subscription of shares
4-May-16	Common share	15,771,429	Francis Bok	$55,200	Settlement of director fee from Mar 13, 2014 to Jun 30, 2016
4-May-16	Common share	15,771,429	Stephen Tang	$55,200	Settlement of director fee from Mar 13, 2014 to Jun 30, 2016
4-May-16	Common share	11,040,000	Angel Lai	$27,600	Settlement of secretary fee from Mar 13, 2014 to Jun 30, 2016
4-May-16	Common share	9,288,400	Fintel (USA) Ltd	$23,221	Settlement of accounting fee from Dec 22, 2013 to Jun 30, 2016

The shares issued without registration in 2017 is shown in the table below.

date	type	amount	person	consideration	transaction
8-May-17	Common share	20,000	MARCUS BIN APAU	$400.00	New Subscription of shares
8-May-17	Common share	45,000	MICHAEL DHAS ANBALAGAN	$900.00	New Subscription of shares
8-May-17	Common share	20,000	ANDREW BIN SANDAH	$400.00	New Subscription of shares
8-May-17	Common share	15,000	SALIM BIN AHMAD	$300.00	New Subscription of shares
8-May-17	Common share	20,000	LIPAH BIN UMPOK	$400.00	New Subscription of shares
8-May-17	Common share	45,000	HAI ZATON BINTI AHMAD	$900.00	New Subscription of shares
8-May-17	Common share	15,000	HASLIZA BINTI AHMAD	$300.00	New Subscription of shares
8-May-17	Common share	15,000	NOOR SHAM BINTI ABU KASSIM	$300.00	New Subscription of shares
8-May-17	Common share	20,000	NORAINI BINTI MAJID	$400.00	New Subscription of shares
8-May-17	Common share	135,000	NAJMUIN BIN MOHAMAD	$2,700.00	New Subscription of shares
8-May-17	Common share	30,000	NORAZIZAM BIN DAHLAN	$600.00	New Subscription of shares
8-May-17	Common share	40,000	RUSTINA SING	$800.00	New Subscription of shares
8-May-17	Common share	135,000	TAN TOH NGUANG	$2,700.00	New Subscription of shares
8-May-17	Common share	30,000	MOHD SABRI BIN ANANG	$600.00	New Subscription of shares
8-May-17	Common share	60,000	SITI MUHIDAH BINTI KAMARUDDIN	$1,200.00	New Subscription of shares
8-May-17	Common share	15,000	MOHAMAD ABDUL WAHAB BIN ABDUL HALIM	$300.00	New Subscription of shares
8-May-17	Common share	30,000	JOLAILI BIN MATMIN	$900.00	New Subscription of shares
8-May-17	Common share	10,000	RAMLEE BIN RASMAT	$300.00	New Subscription of shares
8-May-17	Common share	125,000	MOHAMAD NAZRI BIN HASHIM	$2,500.00	New Subscription of shares
8-May-17	Common share	10,000	FARIZ IZADI BIN MAHIZAN	$300.00	New Subscription of shares
8-May-17	Common share	50,000	MOHAMED YUSOFF BIN ABDUL GHANI	$1,500.00	New Subscription of shares
8-May-17	Common share	70,000	MOHD FAZLY BIN MOHD NOOR SHAM	$1,400.00	New Subscription of shares
8-May-17	Common share	65,000	ANISAH BINTI AMBILAH	$1,300.00	New Subscription of shares
8-May-17	Common share	30,000	NAREIN BALAGEE	$600.00	New Subscription of shares
8-May-17	Common share	15,000	ADTAR KHAFIZ BIN RAMLAN	$300.00	New Subscription of shares
8-May-17	Common share	628,200	AZMAN BIN SAHAROM	$12,564.00	New Subscription of shares
8-May-17	Common share	15,000	SUHANA BINTI ASMAT	$300.00	New Subscription of shares
8-May-17	Common share	150,000	MIOR ZAMRI BIN MIOR AHMAD	$3,000.00	New Subscription of shares
8-May-17	Common share	15,000	MOHD MAIZATUL KEFTIAH BIN AHMAD	$300.00	New Subscription of shares
8-May-17	Common share	30,000	NORAINI BINTI ABU KASSIM	$600.00	New Subscription of shares
8-May-17	Common share	20,000	ROZALINDA BINTI MUSTAFFA	$400.00	New Subscription of shares
22-May-17	Common share	340,000	LOH SIU CHAN	$6,800.00	New Subscription of shares
22-May-17	Common share	1,992,541	PONTOON BOAT INC	$19,925.41	New Subscription of shares
29-Jun-17	Common share	1,290,145	PONTOON BOAT INC	$129,014.50	New Subscription of shares
29-Jun-17	Common share	15,000	KHALID BIN HASHIM	$1,500.00	New Subscription of shares
29-Jun-17	Common share	3,000	JULIA BINTI MOSIOL	$300.00	New Subscription of shares
29-Jun-17	Common share	3,200	ROHAYA BINTI BAKAR	$320.00	New Subscription of shares
29-Jun-17	Common share	43,600	SEO MANWON	$4,360.00	New Subscription of shares
29-Jun-17	Common share	10,000	SIN HYUNMUN	$1,000.00	New Subscription of shares
29-Jun-17	Common share	10,000	PARK SUNG KYU	$1,000.00	New Subscription of shares
29-Jun-17	Common share	10,000	SHIN SOOKJA	$1,000.00	New Subscription of shares
29-Jun-17	Common share	16,000	LIM MUNSOON	$1,600.00	New Subscription of shares
29-Jun-17	Common share	10,000	KIM HWA SOOK	$1,000.00	New Subscription of shares
29-Jun-17	Common share	10,000	KIM HWA AE	$1,000.00	New Subscription of shares
29-Jun-17	Common share	15,000	FATIMAH BINTI MUHAMAD	$1,500.00	New Subscription of shares
29-Jun-17	Common share	5,000	RUSTINA SING	$500.00	New Subscription of shares
29-Jun-17	Common share	210,000	TAN TOH NGUANG	$21,000.00	New Subscription of shares
29-Jun-17	Common share	4,000	JOHN OMPUK	$400.00	New Subscription of shares

29-Jun-17	Common share	65,140	MOGAN ARWANANTHAN	$6,514.00	New Subscription of shares
29-Jun-17	Common share	15,000	ANBAZAGAN SAMUEL	$1,500.00	New Subscription of shares
29-Jun-17	Common share	9,000	PAMELA BINTI BENJAMIN	$900.00	New Subscription of shares
29-Jun-17	Common share	15,000	MD JALAL BIN JAAFAR	$1,500.00	New Subscription of shares
29-Jun-17	Common share	4,000	JAMAKIYAH BINTI MAJID	$400.00	New Subscription of shares
29-Jun-17	Common share	37,500	WOO DONGHWAN	$3,750.00	New Subscription of shares
29-Jun-17	Common share	11,700	KIM JUNG HWAN	$1,170.00	New Subscription of shares
29-Jun-17	Common share	20,000	SONG SANOCK	$2,000.00	New Subscription of shares
29-Jun-17	Common share	15,000	MAT HARUN BIN AB MANAF	$1,500.00	New Subscription of shares
29-Jun-17	Common share	20,000	TAY BOON HUA	$2,000.00	New Subscription of shares
29-Jun-17	Common share	20,000	KEE POH SOON	$2,000.00	New Subscription of shares
29-Jun-17	Common share	35,000	JEONG JEONGAE	$3,500.00	New Subscription of shares
29-Jun-17	Common share	12,000	AZMI BIN HASSIM	$1,200.00	New Subscription of shares
29-Jun-17	Common share	15,000	AZMAN BIN AMBIR	$1,500.00	New Subscription of shares
29-Jun-17	Common share	8,000	HASRINAH BINTI MOHD GULLAM	$800.00	New Subscription of shares
29-Jun-17	Common share	30,000	IBRISHAM BIN ZAKARIA	$3,000.00	New Subscription of shares
29-Jun-17	Common share	10,000	BACK YOUNG HEE	$1,000.00	New Subscription of shares
29-Jun-17	Common share	30,700	JEONG SONGGEUN	$3,070.00	New Subscription of shares
29-Jun-17	Common share	10,000	KIM YOUNGSE	$1,000.00	New Subscription of shares
29-Jun-17	Common share	3,830	SHIN YUNG SEUNG	$383.00	New Subscription of shares
29-Jun-17	Common share	10,000	AMINUDDIN BIN HAJI MUHAMMAD SAID	$1,000.00	New Subscription of shares
29-Jun-17	Common share	30,000	SHIM SHOO FAH	$3,000.00	New Subscription of shares
29-Jun-17	Common share	20,000	AMINUDDIN BIN HAJI MUHAMMAD SAID	$2,000.00	New Subscription of shares
29-Jun-17	Common share	6,000	KIANCHONG BIN JAILANI	$600.00	New Subscription of shares
29-Jun-17	Common share	3,000	ASMAH BINTI ATOU	$300.00	New Subscription of shares
29-Jun-17	Common share	6,000	RITA SARID	$600.00	New Subscription of shares
29-Jun-17	Common share	6,000	SULAIMAN MADAHIN	$600.00	New Subscription of shares
29-Jun-17	Common share	4,000	KAMARUZAMAN BIN ISMAIL	$400.00	New Subscription of shares
29-Jun-17	Common share	3,000	MOHD LASA BIN ABDUL	$300.00	New Subscription of shares
29-Jun-17	Common share	3,000	MUHAMMAD AZIM BIN BANI AMIN	$300.00	New Subscription of shares
29-Jun-17	Common share	3,000	MOHD RUSHDI BIN YUSOF	$300.00	New Subscription of shares
29-Jun-17	Common share	10,000	SHIM SHOO FAH	$1,000.00	New Subscription of shares
10-Jul-17	Common share	3,000	PAVITHIRAN DEVADASAN	$300.00	New Subscription of shares
10-Jul-17	Common share	8,000	RUSTINA SING	$800.00	New Subscription of shares
10-Jul-17	Common share	6,000	ZAINUDDIN BIN YAACOB	$600.00	New Subscription of shares
10-Jul-17	Common share	15,000	ANBAZAGAN SAMUEL	$1,500.00	New Subscription of shares
10-Jul-17	Common share	3,000	OTHMAN BIN AHMAN	$300.00	New Subscription of shares
10-Jul-17	Common share	3,000	ROSLINA BINTI AMALUDDIN	$300.00	New Subscription of shares
10-Jul-17	Common share	6,000	SITI SAUDAH BINTI SYED MUDAN	$600.00	New Subscription of shares
10-Jul-17	Common share	3,000	FAZIAH BINTI SELAMAT	$300.00	New Subscription of shares
10-Jul-17	Common share	6,000	ROHAYAH BINTI MOHD	$600.00	New Subscription of shares

10-Jul-17	Common share	6,000	FAZUAH BINTI HAJI ABD RAHIM	$600.00	New Subscription of shares
10-Jul-17	Common share	3,000	MOHD FIRDAUS BIN MANSOR	$300.00	New Subscription of shares
10-Jul-17	Common share	3,000	AMIR BIN SHAIDIN	$300.00	New Subscription of shares
10-Jul-17	Common share	3,000	SHANDON BIN ABD WAHAB	$300.00	New Subscription of shares
10-Jul-17	Common share	3,000	HASIAH BINTI ABD RAHIM	$300.00	New Subscription of shares
10-Jul-17	Common share	3,000	PAIZAH BINTI BOKHARI	$300.00	New Subscription of shares
10-Jul-17	Common share	13,000	HERMES GEORGE	$1,300.00	New Subscription of shares
10-Jul-17	Common share	9,000	CHE SALIM BIN SAID	$900.00	New Subscription of shares
10-Jul-17	Common share	3,000	YA ACUB BIN DOLLAH	$300.00	New Subscription of shares
10-Jul-17	Common share	15,000	SHIM SHOO FAH	$1,500.00	New Subscription of shares
10-Jul-17	Common share	10,000	SHIM SHOO FAH	$1,000.00	New Subscription of shares
10-Jul-17	Common share	30,000	AMINUDDIN BIN HAJI MUHAMMAD SAID	$3,000.00	New Subscription of shares

10-Jul-17	Common share	10,000	NG KOK CHONG	$1,000.00	New Subscription of shares
10-Jul-17	Common share	50,000	LIM WEI CHING	$5,000.00	New Subscription of shares
10-Jul-17	Common share	20,000	ONG LEE CHIA	$2,000.00	New Subscription of shares
20-Jul-17	Common share	3,585	YOO HAK JONG	$8,570.00	New Subscription of shares
20-Jul-17	Common share	1,744	PARK JONGSUL	$4,170.00	New Subscription of shares
20-Jul-17	Common share	3,544	PARK SOONSEK	$8,470.00	New Subscription of shares
20-Jul-17	Common share	489	LEE SOON KYO	$1,170.00	New Subscription of shares
20-Jul-17	Common share	837	KIM YOUNG SUNG	$2,000.00	New Subscription of shares
20-Jul-17	Common share	1,255	KIM KYUNG WON	$3,000.00	New Subscription of shares
20-Jul-17	Common share	418	LIM MUN SEOP	$1,000.00	New Subscription of shares
20-Jul-17	Common share	418	LEE HOON	$1,000.00	New Subscription of shares
20-Jul-17	Common share	4,602	PARK JIHYEON	$11,000.00	New Subscription of shares
20-Jul-17	Common share	364	LEE GEUM SOON	$870.00	New Subscription of shares
20-Jul-17	Common share	837	KIM YOON	$2,000.00	New Subscription of shares
20-Jul-17	Common share	2,259	KANG SEONGHUI	$2,700.00	New Subscription of shares
20-Jul-17	Common share	628	KIM HONG WOO	$750.00	New Subscription of shares
20-Jul-17	Common share	837	KIM KEUMHO	$1,000.00	New Subscription of shares
20-Jul-17	Common share	4,978	WOO DONGHWAN	$5,949.00	New Subscription of shares
20-Jul-17	Common share	1,243	DOO HO	$2,970.00	New Subscription of shares
20-Jul-17	Common share	418	PARK YOUNG MAN	$1,000.00	New Subscription of shares
20-Jul-17	Common share	2,038	LEE SEUNGBOK	$4,870.00	New Subscription of shares
20-Jul-17	Common share	1,255	LEE YUBEEN	$3,000.00	New Subscription of shares
20-Jul-17	Common share	782	KIM OKJU	$1,870.00	New Subscription of shares
20-Jul-17	Common share	1,093	CHOI YOUNGCHAE	$2,613.00	New Subscription of shares
20-Jul-17	Common share	7,280	CHOI HYE KYUNG	$17,400.00	New Subscription of shares
20-Jul-17	Common share	1,255	HA KEUM JA	$3,000.00	New Subscription of shares
20-Jul-17	Common share	837	KIM DAE IL	$2,000.00	New Subscription of shares
20-Jul-17	Common share	837	AHN JONG CHUL	$2,000.00	New Subscription of shares

20-Jul-17	Common share	418	KANG KYUNG HEE	$1,000.00	New Subscription of shares
20-Jul-17	Common share	8,954	KIM YEON POONG	$21,400.00	New Subscription of shares
20-Jul-17	Common share	2,196	NAM HYERAN	$2,624.00	New Subscription of shares
20-Jul-17	Common share	1,506	LEE NAMYONG	$1,800.00	New Subscription of shares
20-Jul-17	Common share	3,766	KWON BOKCHOOL	$4,500.00	New Subscription of shares
20-Jul-17	Common share	1,506	BAEK HEEJA	$1,800.00	New Subscription of shares
20-Jul-17	Common share	2,510	SONG MYUNGBOON	$3,000.00	New Subscription of shares
20-Jul-17	Common share	837	KO CHANG BUM	$1,000.00	New Subscription of shares
20-Jul-17	Common share	1,506	PAK EUNSUN	$1,800.00	New Subscription of shares
20-Jul-17	Common share	837	CHOI JEOMNIM	$1,000.00	New Subscription of shares
20-Jul-17	Common share	1,257	WOO YOUNG HWAN	$2,000.00	New Subscription of shares
20-Jul-17	Common share	3,485	SEO YONGMOON	$7,318.00	New Subscription of shares
20-Jul-17	Common share	2,092	KIM HWOIIL	$5,000.00	New Subscription of shares
1-Aug-17	Common share	4,866	KIM JAE YEON	$12,165.56	New Subscription of shares
1-Aug-17	Common share	400	OH JOUNGSOUK	$1,000.00	New Subscription of shares
1-Aug-17	Common share	1,668	PARK JONGSUL	$4,170.00	New Subscription of shares
1-Aug-17	Common share	1,200	SEO HYOSEUNG	$3,000.00	New Subscription of shares
1-Aug-17	Common share	1,440	KIM KWANGSUK	$1,800.00	New Subscription of shares
1-Aug-17	Common share	120	RUSNANI BINTI AHMAD	$300.00	New Subscription of shares

1-Aug-17	Common share	240	RITA SARID	$600.00	New Subscription of shares
1-Aug-17	Common share	800	WONG OI LAN	$2,000.00	New Subscription of shares
1-Aug-17	Common share	1,696	KANG DONGKUK	$4,238.89	New Subscription of shares
1-Aug-17	Common share	400	YANG JEONG SOON	$1,000.00	New Subscription of shares
22-Sep-17	Common share	357	BAG GEUM SU	$1,000.00	New Subscription of shares
22-Sep-17	Common share	357	HAN MEE SUN	$1,000.00	New Subscription of shares
22-Sep-17	Common share	357	PARK KEUMSIM	$1,000.00	New Subscription of shares
22-Sep-17	Common share	357	AN MIKYEONG	$1,000.00	New Subscription of shares
22-Sep-17	Common share	357	KIM JAERYUN	$1,000.00	New Subscription of shares
22-Sep-17	Common share	1,000	JANG MINHEE	$2,800.00	New Subscription of shares
22-Sep-17	Common share	357	DO HYUNTAE	$1,000.00	New Subscription of shares
22-Sep-17	Common share	357	HWANG OKBOUN	$1,000.00	New Subscription of shares
22-Sep-17	Common share	357	SUNG JONGPIL	$1,000.00	New Subscription of shares
22-Sep-17	Common share	1,296	KIM JUNGJA	$3,630.00	New Subscription of shares
22-Sep-17	Common share	714	NOH WOOJEONG	$2,000.00	New Subscription of shares
22-Sep-17	Common share	357	KIM MINSEO	$1,000.00	New Subscription of shares
22-Sep-17	Common share	357	KIM EUNSOOK	$1,000.00	New Subscription of shares
22-Sep-17	Common share	357	KIM EUNHYANG	$1,000.00	New Subscription of shares
22-Sep-17	Common share	357	SON BOGYEONG	$1,000.00	New Subscription of shares
22-Sep-17	Common share	869	HWANG YOUNGOK	$2,432.00	New Subscription of shares
22-Sep-17	Common share	310	LEE CHOULYONG	$870.00	New Subscription of shares
22-Sep-17	Common share	357	RYU JEAHAG	$1,000.00	New Subscription of shares
22-Sep-17	Common share	310	KIM JOUNG MI	$870.00	New Subscription of shares
22-Sep-17	Common share	357	KIM GIWOO	$1,000.00	New Subscription of shares
22-Sep-17	Common share	117	BASIAH BINTI MUSAL	$327.00	New Subscription of shares
22-Sep-17	Common share	432	SANNANG BIN RAFI	$1,209.00	New Subscription of shares
22-Sep-17	Common share	533	SHIM SHOO FAH	$1,491.00	New Subscription of shares
1-Nov-17	Common share	400	KIM JUNG HWAN	$500.00	New Subscription of shares
1-Nov-17	Common share	1,344	PARK ANSUK	$1,680.00	New Subscription of shares
1-Nov-17	Common share	6,504	WOO DONGHWAN	$8,130.00	New Subscription of shares

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

Goodwill written-off for the year ended December 31, 2017 was $78,959.

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

Other Income

The other income for the year ended December 31, 2017 was $115,739, compared to the other income of $1,230 for the year ended December 31, 2016, an increase of $114,509.

Income Tax

The Company had deferred tax liability of $2,850 for the year ended December 31, 2017 and $nil for the same period in 2016.

Net loss

The net loss for the year 2017 was $162,347, compared to the net loss of $84,413 in 2016, an increase of $77,934.

Liquidity and Capital Resources for the Years Ended December 31, 2017 and 2016

Working Capital

	As of	As of
	December 31,	December 31,
	2017	2016
	(restated)
Total Assets	$868,103	$–
Total Liabilities	$372,223	$102,110
Working Capital (Deficit)	$495,880	$(102,110)

As shown in the accompanying consolidated financial statements, the Company has accumulated loss of $1,381,633 as of December 31, 2017 compared to $1,219,286 as of December 31, 2016. There was a working capital earning of $495,880 as of December 31, 2017 and it was a working capital deficit of $102,110 as of December 31, 2016. It has increased by $597,990. This is due to the settlement of liability due to related parties by issuance of common shares.

Operating Activities

The net cash flows used in operating activities for the year ended December 31, 2017 was $498,564 compared to $139,684 for the year ended December 31, 2016. The increase is attributed to increase in amount due from related parties.

Investing Activities

The net cash flows used in investing activities for the year ended December 31, 2017 was $337,515 compared to $nil for the year ended December 31, 2016. The increase is attributed to deposit for potential investment.

Financing Activities

The net cash flows provided by financing activities for the year ended December 31, 2017 was $1,164,498 compared to $139,684 for the year ended December 31, 2016. The Company financed its growth by utilizing cash reserves, loans from related parties and issuance of common shares. Loans from related parties were unsecured, and deferred payment term and without interest bearing. The Company’s primary use of funds was for operation expense and working capital.

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

The following table presents fees for professional services rendered by our auditors for the year ended December 31, 2017 and 2016:

Services Performed	2017	2016
Audit Fees	$15,177	$13,718
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total Fees	$15,177	$13,718

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following Exhibits are filed as part of this report.

Exhibit Number	Description of Document

Exhibit No.	Description

3.1	Articles of Incorporation of Financial Telecom Limited (USA), Inc. (1)
3.2	Amended and Restated Bylaws of Financial Telecom Limited (USA), Inc. (1)
10.1	Agreement between Hong Kong Futures Exchange Limited and Financial Telecom Limited (1)
10.2	Market Service Datafeed Agreement between Stock Exchange Information Services Limited and Financial Telecom Limited (1)
10.3	Option agreement dated December 14, 2004 between Fintel Group Limited and shareholders of Shanghai Longterms Technology Limited. (2)
10.4	Option agreement dated January 5, 2005 between Fintel Group Limited and shareholders of Beijing JCL Technology Commerce Limited. (2)
10.5	Option agreement dated January 20, 2005 between Fintel Group Limited and shareholders of Shanghai Qianhou Computer Technology Limited. (2)
10.6	Independent contractor agreement between Fintel Group Limited and Mr. Sam Chong Keen. (2)
10.7	Independent contractor agreement between Fintel Group Limited and Info Media Company. (2)
10.8	Independent contractor agreement between Fintel Group Limited and China Digital Distribution Limited. (2)
10.9	Sales and purchase agreement dated March 25, 2005 between Fintel Group Limited and shareholders of Enjoy Media Holdings Limited (3)
10.10	Sales and purchase agreement dated April 25, 2005 between Fintel Group Limited and shareholders of Beijing Genial Technology Co. Ltd. (4)
10.11	Option agreement dated May 19, 2005 between Fintel Group Limited and shareholders of Beijing Sinoskyline Technology Trading Co. Ltd.(4)
10.12	Settlement agreement dated December 5, 2012 between Sancon Resources Recovery, Inc. and Dragon Wings Communications Limited. (5)
10.13	Notice of Dismissal dated January 11, 2013 issued by the United States Bankruptcy Court, District of Nevada. (7)
10.14	Service Agreement, dated May 31, 2013, between Sancon Resources Recovery, Inc. and Fintel (USA) Ltd. (8)
10.15	Service Agreement, dated July 20, 2016, between Sancon Resources Recovery, Inc. and Fintel (USA) Ltd. (9)
14.1	Code of Ethics (6)
21.1	Subsidiaries of the registrant (5)
31.1*	Certification of Director and Chief Executive Officer
31.2*	Certification of Chief Financial Officer
32.1*	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at December 31, 2017 and 2016, (ii) Statement of Operations for the years ended December 31, 2017 and 2016, (iii) Statement of Stockholders’ Equity for the years ended December 31, 2017 and 2016, and (iv) Statement of Cash Flows for the years ended December 31, 2017 and 2016, (v) Notes to Financial Statements.

*Filed herewith

(1)	Incorporated herein by reference to the registrant’s initial Registration Statement on Form 10-SB (File No. 000-50760) filed on May 13, 2004.
(2)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-KSB (File No. 000-50760) filed March 31, 2005.
(3)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-QSB (File No. 000-50760) filed May 6, 2005.
(4)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-QSB (File No. 000-50760) filed August 9, 2005.
(5)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K (File No. 000-50760) filed June 7, 2013.
(6)	Incorporated by reference to the Exhibits to our Form 10-K filed on April 27, 2016
(7)	Incorporated by reference to the Exhibits to our Form 10-Q filed on May 17, 2016
(8)	Incorporated by reference to the Exhibits to our Form 10-Q filed on May 23, 2016
(9)	Incorporated by reference to the Exhibits to our Form 10-K filed on March 31, 2017

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

IGS Capital Group Limited

(Formerly Sancon Resources Recovery, Inc.)

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of IGS Capital Group Limited and its subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operation, cash flows, and changes in stockholders’ equity for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Restatement of 2017 Consolidated Financial Statements

As discussed in note 2 to the consolidated financial statements, the 2017 consolidated financial statements have been restated to correct various misstatements.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe our audits provide a reasonable basis for our opinion.

/s/ HKCMCPA Company Limited

We have served as the Company’s auditor since 2017.

Hong Kong, China

May 17, 2018, (except for the effects of the restatement described in Note 2, to which the date is August 6, 2018)

IGS CAPITAL GROUP LIMITED

(Formerly Sancon Resources Recovery, Inc.)

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As at
	December 31, 2017	December 31, 2016
	(Restated)
Assets
Non-Current Assets
Property, plant and equipment	$44,882	$–
Total Non-Current Assets	44,882	–

Current Assets
Cash and cash equivalents	328,419	–
Due from related parties	115,721	–
Inventories	26,015	–
Other receivables	4,348	–
Deposit for potential investment	348,718	–
Total Current Assets	823,221	–

Total Assets	$868,103	$–

Liabilities
Due to related parties	$127,645	$100,137
Account payables	19,248	–
Accrued expenses and other payables	222,480	1,973
Deferred tax liability	2,850	–
Total Liabilities	372,223	102,110

Commitments and contingencies

Stockholders' equity (deficits)
Share capital authorized: 500,000,000 common shares, par value $0.001 per share
Issued and outstanding: 3,583,175 shares as of December 31, 2017 (December 31, 2016: 1,050,913 shares)	3,583	1,051
Common stock to be subscribed	326,354	–
Additional paid-in capital	1,547,576	1,027,110
Share option reserves	–	89,015
Accumulated losses	(1,381,633)	(1,219,286)
Total Stockholders' equity (deficits)	495,880	(102,110)

Total liabilities & stockholders' equity	$868,103	$–

Note: There was a 1-for-100 reverse stock split of the Company’s common stock effective on June 8, 2017.

See accompanying notes to consolidated financial statements.

IGS CAPITAL GROUP LIMITED

(Formerly Sancon Resources Recovery, Inc.)

CONSOLIDATED STATEMENTS OF OPERATION

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the years ended December 31,
	2017	2016
	(Restated)

Revenue	$100,663	$–
Cost of sales	84,339	–
Gross profit	16,324	–

Operating expenses
Written off of goodwill	78,959	–
General and administrative expenses	212,601	85,643
Total operating expenses	291,560	85,643

Operating loss	(275,236)	(85,643)

Other income	115,739	1,230

Income taxes
Deferred tax liability	(2,850)	–

Net loss	$(162,347)	$(84,413)

Loss per share
Basic loss per share	$(0.07)	$(0.00)
Basic weighted average shares outstanding	2,344,917	855,666

Diluted loss per share	$(0.07)	$(0.00)
Diluted weighted average shares outstanding	2,344,917	855,923

Note: There was a 1-for-100 reverse stock split of the Company’s common stock effective on June 8, 2017.

See accompanying notes to consolidated financial statements.

IGS CAPITAL GROUP LIMITED

(Formerly Sancon Resources Recovery, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common Stock (Shares)	Common Stock (Amount)	Common Stock to be Subscribed	Additional Paid in Capital	Share Option Reserves	Accumulated Losses	Total

Balance as of December 31, 2015 (Restated)	322,200	$322	$–	$824,618	$89,015	$(1,134,873)	$(220,918)

Issuance of common stock	728,713	729	–	202,492	–	–	203,221

Net loss for the year	–	–	–	–	–	(84,413)	(84,413)

Balance as of December 31, 2016	1,050,913	1,051	–	1,027,110	89,015	(1,219,286)	(102,110)

Issuance of common stock	42,557	42	–	520,466	–	–	520,508

Fractional shares from reverse split	1,030	1	–	–	–	–	1

Issuance of common stock	2,488,675	2,489	–	–	–	–	2,489

Common stock to be subscribed	–	–	326,354	–	–	–	326,354

Written off of share option reserves	–	–	–	–	(89,015)	–	(89,015)

Net loss for the year	–	–	–	–	–	(162,347)	(162,347)

Balance as of December 31, 2017	3,583,175	$3,583	$326,354	$1,547,576	$–	$(1,381,633)	$495,880

Note: There was a 1-for-100 reverse stock split of the Company’s common stock effective on June 8, 2017.

See accompanying notes to consolidated financial statements.

IGS CAPITAL GROUP LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”))

	For the years ended December 31,
	2017	2016
	(Restated)
Cash Flows from Operating Activities
Net loss	$(162,347)	$(84,413)
Adjustments to reconcile net income to net cash flows provided by operating activities:
Written off of goodwill	78,959	–
Written off of share option reserves	(89,015)	–
Depreciation	2,877	–
Change in current assets and liabilities:
Decrease in inventories	2,756	–
Decrease in other receivables	11,092	–
Increase in amounts due from related parties	(578,354)	–
Increase in account payables	12,111	–
Increase (decrease) in accrued expenses and other payables	223,357	(55,271)
Net cash flows used in operating activities	(498,564)	(139,684)

Cash Flows from Investing Activities
Purchase of property, plant and equipment	(9,631)	–
Increase in deposit for potential investment	(348,718)	–
Acquisition of subsidiaries, net of cash acquired	20,834	–
Net cash flows used in investing activities	(337,515)	–

Cash Flows from Financing Activities
Issuance of shares	522,998	203,221
Proceeds from stocks subscription	326,354	–
Advance from related parties	426,995	–
Repayment to related parties	(111,849)	(63,537)
Net cash flows provided by financing activities	1,164,498	139,684

Effect of exchange rate change on cash and cash equivalents	–	–

Net Increase in Cash & Cash Equivalents	328,419	–

Cash & Cash Equivalents at beginning of year	–	–
Cash & Cash Equivalents at end of year	$328,419	$–

See accompanying notes to consolidated financial statements.

IGS CAPITAL GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

On June 21, 2017, the Company purchased all of the issued and outstanding capital stock of Speed Power Holdings Co. Ltd., a Hong Kong company (“Speed Power”) from the major shareholder of the Company, Pontoon Boat Inc. for a purchase price of HK$100 and Speed Power became a wholly-owned subsidiary of the Company.

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

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/registered share capital	Effective interest held

Speed Power Holdings Co. Ltd.	Hong Kong	Corporate administration	100 ordinary shares for HK$100	100%
IGS Mart SDN BHD	Malaysia	Operation of convenient store	100 ordinary shares for MYR100	100%

Note 2.  Restatement of Previously Issued Consolidated Financial Statements

The Company has restated its audited consolidated financial statements for the year ended December 31, 2017 for the matters described below.

During the quarter ended 31 March 2018, the Company discovered that the investment in a subsidiary were incorrectly omitted from its accounting records. The consolidated financial statements for the year ended December 31, 2017 have been restated to correct this error.

The effects of these restatement adjustments on (i) the Company’s Consolidated Balance Sheet at December 31, 2017, (ii) the Company’s Consolidated Statements of Operation for the year ended December 31, 2017, (iii) the Company’s Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2017 and (iv) the Company’s Consolidated Statement of Cash Flows for the year ended December 31, 2017 are presented below:

The following table presents the Consolidated Statement of Operations as previously reported, restatement adjustments and the consolidated statement of operations as restated for the year ended December 31, 2017:

		Adjustment
	As Previously Reported	Written off of goodwill	Post-acquisition of a subsidiary	As Restated
	US$	US$	US$	US$
Written off of goodwill	75,948	3,011	–	78,959

Operating loss	(272,225)	(3,011)	–	(275,236)

Other income	27,810	–	87,929	115,739

Net loss	(247,265)	(3,011)	87,929	(162,347)

The following table presents the Consolidated Balance Sheet as previously reported, restatement adjustments and the consolidated statement of balance sheet as restated as at December 31, 2017:

		Adjustment
	As Previously Reported	Written off of share option reserves	Written off of goodwill	Post-acquisition of a subsidiary	As Restated
	US$	US$	US$	US$	US$
Cash and cash equivalents	13,224	–	–	315,195	328,419
Due from related parties	414,499	–	–	(298,778)	115,721
Other receivables	4,361	–	–	(13)	4,348
Deposit for potential investment	–	–	–	348,718	348,718

Total assets	502,981	–	–	365,122	868,103

Due to related parties	84,780	–	–	42,865	127,645
Common stock to be subscribed	–	–	–	326,354	326,354
Share option reserves	89,015	(89,015)	–	–	–
Accumulated losses	(1,466,551)	–	(3,011)	87,929	(1,381,633)

Total liabilities and stockholders’ equity	502,981	(89,015)	(3,011)	457,148	868,103

Note 3.  Summary of Significant Accounting Policies

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

Basis of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

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

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

•	Level 1 : Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

•	Level 2 : Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. Black-Scholes Option-Pricing model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs; and

•	Level 3 : Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

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

Foreign currencies translation

The accompanying consolidated financial statements are presented in U.S. dollars ("USD"). The Company's wholly owned subsidiary (Speed Power’s) functional currency is the Hong Kong Dollar (“HKD”). The Company's wholly owned subsidiary (IGS Mart’s) functional currency is the Malaysian Ringgit (“MYR”). The financial statements are translated into USD in accordance with Codification ASC 830, “Foreign Currency Matters”. All assets and liabilities were translated at the current exchange rate, at respective balance sheet dates, shareholders' equity is translated at the historical rates and income statement items are translated at the average exchange rate for the reporting periods. The resulting translation adjustments are reported as other comprehensive income and accumulated other comprehensive income in the shareholders' equity in accordance with Codification ASC 220, “Comprehensive Income”.

Translation gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are translated into USD at the rate on the date of the transaction and included in the results of operations as incurred. There were no material transaction gains or losses in the periods presented.

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended December 31,
	2017	2016
Year-end MYR : US$1 exchange rate	3.9746	–
Year-end HKD: US$1 exchange rate	7.8	–
Year-average MYR : US$1 exchange rate	3.9746	–
Year-average HKD: US$1 exchange rate	7.8	–

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Recent pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The standard provides companies with a single model for accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, which defers the required adoption date of ASU 2014-09 by one year. As a result of the deferred effective date, ASU 2014-09 will be effective for the Company in its first quarter of fiscal 2018. Early adoption is permitted but not before the original effective date of the new standard of the first quarter of fiscal 2017. The following ASUs were subsequently issued by the FASB to clarify the implementation guidance in some areas and add practical expedients: In March 2016, ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations; in April 2016, ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing; in May 2016, ASU 2016-12, Revenue from Contracts with Customers: Narrow Scope Improvements and Practical Expedients; and in December 2016, ASU 2016-20, Technical Corrections and Improvements to Revenue from Contracts with Customers. The Company’s is currently finalizing its evaluation of standard product sales arrangements and has identified an adoption impact related to revenue from certain distributor agreements which was deferred until the period in which the distributor sells through the inventory to the end customer. In connection with the adoption of ASU 2014-09, the Company will change the recognition of sales to these distributors whereby revenue will be estimated and recognized in the period in which the Company transfers control of the product to the distributor; the adoption impact is not expected to be material. Other than this impact, the Company has not identified any expected impact on the timing and measurement of revenue for standard product sales arrangements from the adoption of the standard and the Company is currently formalizing its final conclusions.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The guidance in ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows - Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The guidance will be effective for the Company in its first quarter of fiscal 2018. Early adoption is permitted, including adoption in an interim period, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The new standard must be adopted retrospectively.

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

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the statement of operations. The new guidance requires entities to report the service cost component in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of loss from operations. ASU 2017-07 also provides that only the service cost component is eligible for capitalization. The standard is effective for the Company in the first quarter of 2018, with adoption to be applied on a retrospective basis.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation: Scope of Modification Accounting, which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. The amendments of this ASU are effective for the Company in the first quarter of 2018, with early adoption permitted.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities, which modifies the presentation and disclosure of hedging results. Further, it provides partial relief on the timing of certain aspects of hedge documentation and eliminates the requirement to recognize hedge ineffectiveness separately in income. The amendments in this ASU are effective for the Company in the first quarter of 2019.

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

Note 4. Business Combination

On June 22, 2017, the Company acquired 100% of the share capital of Speed Power Holdings Co. Ltd. for a consideration of $13.

The following table summarizes the consideration paid for Speed Power Holdings Co. Ltd., the fair value of assets acquired and liabilities assumed at the acquisition date.

At June 22, 2017	US$

Total purchase price for the acquisition	13

Less: Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	135
Trade and other payables	(3,133)

Total identifiable net liabilities	(2,998)

Goodwill	3,011

The goodwill was fully written-off during the year.

On August 23, 2017, the Company acquired 100% of the share capital of IGS Mart SDN. BHD. for a consideration of $60,000.

The following table summarizes the consideration paid for IGS Mart SDN. BHD., the fair value of assets acquired and liabilities assumed at the acquisition date.

At August 23, 2017	US$

Total purchase price for the acquisition	60,000

Less: Recognized amounts of identifiable assets acquired and liabilities assumed

Property, plant and equipment	38,128
Inventories	28,771
Trade and other receivables	15,440
Cash and cash equivalents	20,699
Trade and other payables	(118,986)

Total identifiable net liabilities	(15,948)

Goodwill	75,948

The goodwill was fully written-off during the year.

Note 5. Property, Plant and Equipment

Property, plant and equipment is summarized as following:

	As at
	December 31, 2017	December 31, 2016
Cost
Leasehold improvement	$12,673	$–
Furniture, fixture and equipment	28,691	–
Computer and software	6,395	–
	47,759	–
Less:
Accumulated depreciation	(2,877)	–
Balance at end of year	$44,882	$–

Note 6. Related Party Transactions

As of December 31, 2017, the Company owed $42,865 and $84,780 to a director and a related company, $115,721 from related companies respectively.

As of December 31, 2016, the Company owed $17,400 and $82,737 to a director and a shareholder respectively. Imputed interests on related parties’ loans are not significant.

During the year ended December 31, 2017, the director, Kok Seng Yeap, Eddy advanced $25,465 to the Company.

On May 4, 2016, (i) 42,582,858 shares of our common stock, valued at $138,000 were issued in lieu of cash compensation for director and secretarial services from March 13, 2014 through June 30, 2016; and (ii) 9,288,400 shares of our common stock, valued at $23,221 were issued in lieu of cash compensation for accounting services from December 22, 2013 through June 30, 2016.

Note 7.  Stockholders’ equity

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

On May 8, 2017, 1,823,200 new shares issued at a market value of $0.02 or a total value of $36,464 and 100,000 new shares issued at a market value of $0.03 or a total value of $3,000. The total number of shares issued and outstanding increased from 105,091,254 to 107,014,454.

On May 22, 2017, 340,000 new shares issued at a market value of $0.02 or a total value of $6,800 and 1,992,541 new shares issued at a market value of $0.01 or total value of $19,925. The total number of shares issued and outstanding increased from 107,014,454 to 109,346,995.

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

On June 29, 2017, 2,145,815 new shares issued at a market value of $0.1 or a total value of $214,581. The total number of shares issued and outstanding increase from 1,094,500 to 3,242,815.

On July 10, 2017, 234,000 new shares issued at a market value of $0.1 or a total value of $23,400. The total number of shares issued and outstanding increased from 3,242,815 shares to 3,476,815 shares.

On July 20, 2017, 23,366 new shares issued at a market value of $1.195 or a total value of $27,922 and 1,257 new shares issued at a market value of $1.59 or total value of $1,999 and 3,485 new shares issued at a market value of $2.1 or a total value of $7,319 and 46,595 new shares issued at a market value of $2.39 or a total value of $111,362. The total number of shares issued and outstanding increased from 3,476,815 shares to 3,551,518 shares.

On August 1, 2017, 1,440 new shares issued at a market value of $1.25 or a total value of $1,800 and 11,390 new shares issued at a market value of $2.5 or a total value of $28,475. The total number of shares issued and outstanding increased from 3,551,518 shares to 3,564,348 shares.

On September 22, 2017, 10,579 new shares issued at a market value of $2.8 or a total value of $29,621. The total number of shares issued and outstanding increased from 3,564,348 shares to 3,574,927 shares.

On November 1, 2017, 8,248 new shares issued at a market value of $1.25 or a total value of $10,310. The total number of shares issued and outstanding increased from 3,574,927 shares to 3,583,175 shares.

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

	As at
	December 31, 2017	December 31, 2016

Loan settled by share option	$–	$149,015
Par value of the common shares	–	60,000
Fair value of share option	$–	$89,015

Note 8. Income Taxes

For the years ended December 31, 2017 and 2016, the local (“United States of America”) and foreign components of loss before income taxes were comprised of the following:

	Years ended December 31,
	2017	2016
Tax jurisdiction from:
- Local	$(125,963)	$(84,413)
- Foreign	(36,384)	–
Loss before income taxes	$(162,347)	$(84,413)

The provision for income taxes consisted of the following:

	Years ended December 31,
	2017	2016
Current:
- Local	$–	$–
- Foreign	–	–

Deferred:
- Local	–	–
- Foreign	2,850	–
Income tax expense	$2,850	$–

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

As of December 31, 2017, the Company in the United States of America had approximately $8,167,419 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carry forwards in certain situations when changes occur in the stock ownership of a company. In the event the Company has a change in ownership, utilization of carry forwards could be restricted. The deferred tax assets for the United States entity at December 31, 2017 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the United States of America as of December 31, 2017 and 2016.

	As at
	December 31, 2017	December 31, 2016

Net Operating Loss Carry Forwards	$8,167,419	$8,084,031

Total Deferred Tax Assets – current rate	1,715,158	2,748,570
Total Deferred Tax Assets – effect of change in statutory rate	1,061,764	–
Less: Valuation Allowance	(2,776,922)	(2,748,570)
Net Deferred Tax Assets	$–	$–

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

Hong Kong

The Company’s subsidiaries operating in Hong Kong are subject to the Hong Kong Profits Tax at a standard income tax rate of 16.5% on the assessable income arising in Hong Kong during its tax year. No provision for Hong Kong profits tax has been made because the Company did not generate any assessable profit arising in Hong Kong during the year.

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

Note 9. Commitments and contingencies

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

Note 10. Subsequent events

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of August, 2018.

IGS CAPITAL GROUP LIMITED

By: /s/ Kok Seng Yeap__________________

Kok Seng Yeap

Director

(Chief Executive Officer, Chief Financial Officer and Secretary)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kok Seng Yeap Kok Seng Yeap	Director (Chief Executive Officer, Chief Financial Officer and Secretary)	August 6, 2018

21

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation of Financial Telecom Limited (USA), Inc. (1)
3.2	Amended and Restated Bylaws of Financial Telecom Limited (USA), Inc. (1)
10.1	Agreement between Hong Kong Futures Exchange Limited and Financial Telecom Limited (1)
10.2	Market Service Datafeed Agreement between Stock Exchange Information Services Limited and Financial Telecom Limited (1)
10.3	Option agreement dated December 14, 2004 between Fintel Group Limited and shareholders of Shanghai Longterms Technology Limited. (2)
10.4	Option agreement dated January 5, 2005 between Fintel Group Limited and shareholders of Beijing JCL Technology Commerce Limited. (2)
10.5	Option agreement dated January 20, 2005 between Fintel Group Limited and shareholders of Shanghai Qianhou Computer Technology Limited. (2)
10.6	Independent contractor agreement between Fintel Group Limited and Mr. Sam Chong Keen. (2)
10.7	Independent contractor agreement between Fintel Group Limited and Info Media Company. (2)
10.8	Independent contractor agreement between Fintel Group Limited and China Digital Distribution Limited. (2)
10.9	Sales and purchase agreement dated March 25, 2005 between Fintel Group Limited and shareholders of Enjoy Media Holdings Limited (3)
10.10	Sales and purchase agreement dated April 25, 2005 between Fintel Group Limited and shareholders of Beijing Genial Technology Co. Ltd. (4)
10.11	Option agreement dated May 19, 2005 between Fintel Group Limited and shareholders of Beijing Sinoskyline Technology Trading Co. Ltd.(4)
10.12	Settlement agreement dated December 5, 2012 between Sancon Resources Recovery, Inc. and Dragon Wings Communications Limited. (5)
10.13	Notice of Dismissal dated January 11, 2013 issued by the United States Bankruptcy Court, District of Nevada. (7)
10.14	Service Agreement, dated May 31, 2013, between Sancon Resources Recovery, Inc. and Fintel (USA) Ltd. (8)
10.15	Service Agreement, dated July 20, 2016, between Sancon Resources Recovery, Inc. and Fintel (USA) Ltd. (9)
14.1	Code of Ethics (6)
21.1	Subsidiaries of the registrant (5)
31.1*	Certification of Director and Chief Executive Officer
31.2*	Certification of Chief Financial Officer
32.1*	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at December 31, 2017 and 2016, (ii) Statement of Operations for the years ended December 31, 2017 and 2016, (iii) Statement of Stockholders’ Equity for the years ended December 31, 2017 and 2016, and (iv) Statement of Cash Flows for the years ended December 31, 2017 and 2016, (v) Notes to Financial Statements.

*Filed herewith

(1)	Incorporated herein by reference to the registrant’s initial Registration Statement on Form 10-SB (File No. 000-50760) filed on May 13, 2004.
(2)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-KSB (File No. 000-50760) filed March 31, 2005.
(3)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-QSB (File No. 000-50760) filed May 6, 2005.
(4)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-QSB (File No. 000-50760) filed August 9, 2005.
(5)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K (File No. 000-50760) filed June 7, 2013.
(6)	Incorporated by reference to the Exhibits to our Form 10-K filed on April 27, 2016
(7)	Incorporated by reference to the Exhibits to our Form 10-Q filed on May 17, 2016
(8)	Incorporated by reference to the Exhibits to our Form 10-Q filed on May 23, 2016
(9)	Incorporated by reference to the Exhibits to our Form 10-K filed on March 31, 2017

22